Form 10-K
period 1996-03-31
FREEDOM TAX CREDIT PLUS LP
filed 1996-07-02
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-24652

                          FREEDOM TAX CREDIT PLUS L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3533987
- - ----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

625 Madison Avenue, New York, New York                    10022
- - ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Title of Class

     Beneficial Assignment Certificates and Limited Partnership Interests

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I

Item 1. Business.

General

     Freedom Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on August 28, 1989. The General Partners of the Partnership are Related Freedom Associates +L.P., a Delaware limited partnership (the " Related General Partner"), and Freedom GP Inc., a Delaware corporation (the "Lehman General Partner" and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Freedom Associates Inc., a Delaware corporation.

     On February 9, 1990 the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), pursuant to a prospectus dated February 9, 1990, as supplemented by supplements thereto dated December 7, 1990, May 10, 1991, July 10, 1991 and July 23, 1991 (as so supplemented, the "Prospectus").

     The Partnership has received $72,896,000 of Gross Proceeds of the Offering from 4,780 investors, and the Offering has been terminated. (See Item 8, "Financial Statements and Supplementary Data", Note 1 of Notes to Consolidated Financial Statements.)

     The Partnership was formed to invest as a limited partner in other limited partnerships ("Local Partnerships") each of which owns one or more leveraged low-income multi-family residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, the "Tax Credits"). The Partnership's investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership. As of March 31, 1996, the Partnership had acquired interests in forty-two Local Partnerships. An affiliate of the Partnership has the ability to exercise influence over the sale or refinancing of the property, the right to replace the general partner and exercise control over each Local Partnership. As of March 31, 1996, approximately $58,000,000 of net proceeds have been invested in such properties, representing all of the Partnership's net proceeds available for investment. Subsequent to March 31, 1996 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, Properties, below.

     The Partnership has been formed to invest in low-income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits ("Historic Complexes"). The investment objectives of the Partnership are described below.

     1. Entitle qualified BACs holders to Housing Tax Credits over the Credit Period with respect to each Apartment Complex.

     2. Preserve and protect the Partnership's capital.

     3. Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposition of the Properties.

     4. Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset business income.

     One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has an interest has been allocated by the relevant state credit agency the authority to recognize Housing Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Housing Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Housing Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Housing Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

     There can be no assurance that the Partnership will achieve its investment objectives.

Competition

     The real estate business is highly competitive and substantially all of the properties acquired are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in businesses which may be competitive with the Partnership.

Employees

     The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

Item 2. Properties.

     The Partnership holds a 99%, 98.99% and 98% limited partnership interest in nine, ten and twenty-three Local Partnerships, respectively. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties may be found in
Schedule III.

                           Local Partnership Schedule

                                                              % of Units Occupied  at  May 1
                                                          ---------------------------------------
Name and Location (Number of Units)      Date Acquired    1996     1995    1994     1993     1992
- - -----------------------------------      -------------    ----     ----    ----     ----     ----
Parkside Townhomes
  York, PA (53)                          September 1990    98%     100%    100%     100%     100%
Twin Trees
  Layton, UT (43)                        October 1990     100%     100%    100%     100%      97%

Bennion (Mulberry)
  Taylorsville, UT (80)                  October 1990     100%     100%     99%      98%      99%

Hunters Chase
  Madison, AL (91)                       October 1990      97%      83%     92%      98%      96%

Wilshire Park
  Huntsville, AL (65)                    October 1990      92%      89%     86%      97%      97%

                                                              % of Units Occupied  at  May 1
                                                          ---------------------------------------
Name and Location (Number of Units)      Date Acquired    1996     1995    1994     1993     1992
- - -----------------------------------      -------------    ----     ----    ----     ----     ----
Bethel Park
  Bethel, OH (84)                        October 1990      93%      96%     96%      99%      93%

Zebulon Park
  Owensville, OH (66)                    October 1990      97%      92%     94%      92%      99%

Tivoli Place
  Murphreesboro, TN (61)                 October 1990     100%     100%    100%      98%      97%

Northwood (Hartwood)
  Jacksonville, FL (110)                 October 1990     100%      99%     97%     100%      96%

Oxford Trace
  Aiken, SC (29)                         October 1990     100%     100%     93%      93%      76%

Ivanhoe Apts.
  Salt Lake City, UT (19)                January 1991     100%     100%    100%     100%     100%

Washington Brooklyn
  Brooklyn, NY (24)                      January 1991      96%     100%    100%     100%     100%

Manhattan B (C.H. Development)
  New York, NY (35)                      January 1991     100%      97%    100%     100%     100%

Davidson Court
  Staten Island, NY (38)                 March 1991        97%      92%     87%     100%     100%

Magnolia Mews
  Philadelphia, PA (63)                  March 1991       100%     100%    100%     100%     100%

Oaks Village
  Whiteville, NC (40)                    March 1991       100%      95%    100%     100%     100%

Greenfield Village
  Dunn, NC (40)                          March 1991       100%      98%     95%      95%      95%

Morris Avenue (CLM Equities)
  Bronx, NY (58)                         April 1991       100%     100%    100%     100%     100%

Victoria Manor
  Riverside, CA (112)                    April 1991        97%      97%     98%     100%      62%

Ogontz Hall
  Philadelphia, PA (35)                  April 1991        87%      97%    100%      98%      25%

Eagle Ridge
  Stoughton, WI (54)                     May 1991          91%      94%     96%      96%      98%

                                                              % of Units Occupied  at  May 1
                                                          ---------------------------------------
Name and Location (Number of Units)      Date Acquired    1996     1995    1994     1993     1992
- - -----------------------------------      -------------    ----     ----    ----     ----     ----
Nelson Anderson
  Bronx, NY (20)                         June 1991         93%      98%    100%     100%     100%

Abraham Lincoln Apts.
  Irondequoit, NY (69)                   September 1991    97%     100%     97%     100%      97%

Wilson Street Apts. (Middletown)
  Middletown, PA (44)                    September 1991   100%      96%     98%     100%       0*

Lauderdale Lakes
  Lauderdale Lakes, FL (172)             October 1991     100%      99%    100%      99%      98%

Flipper Temple
  Atlanta, GA (163)                      October 1991     100%     100%     99%     100%     100%

220 Cooper Street
  Camden, NJ (29)                        December 1991     97%     100%     97%     100%      90%

Pecan Creek
  Tulsa, OK (47)                         December 1991     98%      98%     97%     100%     100%

Vendome
  Brooklyn, NY (24)                      December 1991     96%     100%    100%     100%       0*

Rainer Villas
  New Augusta, MS (20)                   December 1991    100%     100%    100%      96%     100%

Pine Shadow Apts.
  Waveland, MS (48)                      December 1991    100%     100%    100%     100%      99%

Windsor Place
  Wedowee, AL (24)                       December 1991    100%     100%    100%     100%     100%

Brookwood Apts.
  Foley, AL (38)                         December 1991    100%     100%    100%     100%     100%

Heflin Hills Apts.
  Heflin, AL (24)                        December 1991    100%     100%    100%     100%     100%

Shadowood Apts.
  Stevenson, AL (24)                     December 1991     92%     100%     88%      83%       0*

Brittany Apts.
  DeKalb, MS (25)                        December 1991    100%     100%    100%     100%      96%

Hidden Valley Apts.
  Brewton, AL (40)                       December 1991    100%     100%    100%     100%     100%

Westbrook Square
  Carthage, MS (32)                      December 1991    100%      97%     81%     100%     100%

                                                              % of Units Occupied  at  May 1
                                                          ---------------------------------------
Name and Location (Number of Units)      Date Acquired    1996     1995    1994     1993     1992
- - -----------------------------------      -------------    ----     ----    ----     ----     ----
Royal Pines Apts. (Warsaw Elderly)
  Warsaw, KY (36)                        December 1991    100%     100%    100%     100%       0*

West Hill Square
  Gordo, AL (24)                         December 1991    100%      96%    100%      96%     100%

Elmwood Manor
  Picayune, MS (24)                      December 1991    100%     100%    100%     100%       0*

Harmony Gate Apts.
  Los Angeles, CA (70)                   March 1992        96%      94%     98%     100%       0*


*Properties still in construction phase.

     All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

     Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

     Management continuously reviews the physical state of the properties and budgets improvements when required which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

     Management continuously reviews the insurance coverage of the properties and believes such coverage is adequate.

     See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

     Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.

     For a description of mortgage encumbrances, see Item 8 Financial Statements and Supplementary Data.

     In connection with investments in development-stage Apartment Complexes, the General Partners generally require that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). The development deficit guarantees have expired and the operating deficit guarantees have come into effect, since the properties are no longer under construction and are in the operating stage. The Development Deficit Guarantees generally also require the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General Partners generally require that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Operating Deficit Guaranty, amounts funded will be treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the Development Deficit Operating Deficit, and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

     Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest. Tax Credits allocated in any prior period are not available to the Partnership.

Item 3. Legal Proceedings.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

     As of March 31, 1996, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $72,896,000. All of the issued and outstanding Limited Partnership Interests have been issued to Freedom Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs. As of March 31, 1996 the Partnership has 4,470 registered holders of an aggregate of 72,896 BACs.

     Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners have imposed restrictions limiting the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. These restrictions should prevent a public trading market from developing that would adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

     All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000 are held by the two General Partners.

     There are no material restrictions in the Partnership's Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 1996. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                           For the Years Ended March 31,
                      -----------------------------------------------------------------------
OPERATIONS                1996           1995           1994           1993          1992
                      ------------   ------------   ------------   ------------   -----------
Revenues              $ 12,999,861   $ 12,714,134   $ 12,743,936   $ 10,324,655   $ 5,609,597

Operating expenses      18,120,329     17,520,409     17,309,022     16,114,022     9,551,514
                      ------------   ------------   ------------   ------------   -----------

Loss before minority
   interest             (5,120,468)    (4,806,275)    (4,565,086)    (5,789,367)   (3,941,917)

Minority interest           58,131         50,461         56,776         15,292        37,135
                      ------------   ------------   ------------   ------------   -----------

Net loss              $ (5,062,337)  $ (4,755,814)  $ (4,508,310)  $ (5,774,075)  $(3,904,782)
                      ============   ============   ============   ============   ===========

Net loss per limited
   partner per BAC    $     (68.75)  $     (64.59)  $     (61.23)  $     (78.01)  $    (57.34)
                      ============   ============   ============   ============   ===========


                                                          March 31,
                            --------------------------------------------------------------------
FINANCIAL POSITION              1996          1995          1994          1993          1992
                            ------------  ------------  ------------  ------------  ------------
Total assets                $127,623,516  $133,237,559  $138,872,814  $147,981,833  $139,171,303
                            ============  ============  ============  ============  ============

Mortgage notes payable        72,249,613    73,019,371    73,518,550    74,330,267    11,678,148
                            ============  ============  ============  ============  ============

Construction notes payable             0             0             0       298,963    45,385,457
                            ============  ============  ============  ============  ============

Total liabilities           $ 79,110,848  $ 79,311,502  $ 79,988,589  $ 84,723,765  $ 75,116,805
                            ============  ============  ============  ============  ============

Total partners' capital     $ 40,582,160  $ 45,631,256  $ 50,389,210  $ 54,897,520  $ 60,671,595
                            ============  ============  ============  ============  ============


     During the years ended March 31, 1992 and 1993 the partnership was in the property acquisition stage with approximately $63,000,000 and $15,000,000, respectively, expended for construction in progress and property and equipment. In addition, the subsidiary partnerships borrowed approximately $10,000,000 and $45,000,000 during the years ended March 31, 1992 and 1993. Construction notes payable increased approximately $28,000,000 from March 31, 1991 to 1992 and then from March 31, 1992 to 1993 construction notes were converted to mortgage notes. During the years ended March 31, 1993 through 1996, total assets decreased primarily due to depreciation, partially offset by new additions to property and equipment. Mortgage notes payable decreased primarily due to principal repayments of mortgages.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership's primary source of funds was the proceeds of its public offering. During the year ended March 31, 1996, the primary sources of liquidity included working capital reserves, interest earned on working capital reserves, and distributions received from the Local Partnerships.

     Pursuant to a public offering which began in February, 1990 and terminated during August, 1991, the Partnership received $72,896,000 in gross proceeds from the sale of Limited Partnership Interests. The net proceeds available for investment, after establishment of a working capital reserve, payment of sales commissions, acquisition fees, acquisition expenses and organization and offering expenses, were approximately $58,681,000. The entire amount of the net proceeds has been fully invested in 42 Local Partnerships.

     A working capital reserve of approximately $2,551,000 (3.5% of gross equity raised) was initially established. Approximately $797,000 remains in the reserve as of March 31, 1996 and the balance was previously used to pay operating expenses of the Partnership including Partnership management fees payable to the General Partners.

     During the fiscal year ended March 31, 1996, cash and cash equivalents of the Partnership and its forty-two consolidated subsidiary partnerships decreased $70,615 as a result of cash flow from operations ($1,421,806) an increase in due to local general partner and affiliates ($109,884) being exceeded by capital improvements ($216,221), a decrease in due to local general partner and affiliates ($302,737), a decrease in the capitalization of consolidated subsidiaries attributable to minority interest ($306,162) and repayments of mortgage loans ($769,758). Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization in the amount of $5,471,471.

     During the years ended March 31, 1996 ("Fiscal Year 1996"), March 31, 1995 ("Fiscal Year 1995") and March 31, 1994 ("Fiscal 1994") the amounts received from the Local Partnerships were $116,626, $157,786 and $18,670, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the paragraph above will be used to meet the operating expenses of the Partnership.

     Several Local Partnerships have Development Deficit Guaranty Agreements, in which the Local General Partner agrees to pay the amount by which the costs incurred to construct, develop and equip the property exceed amounts received from mortgage financings, capital contributions and income generated by the property prior to its completion. No such fundings occurred in Fiscal Years 1996, 1995 and 1994.

     The gross amount of the Operating Deficit Guarantees aggregate approximately $9,500,000 of which approximately $3,500,000, $4,400,000 and $0 had expired as of March 31, 1996, 1995 and 1994, respectively. During the years ended March 31, 1996, 1995 and 1994, approximately $102,000, $66,000 and
$119,000, respectively, has been funded by the local general partners to meet such obligations. Amounts funded under such agreements are treated as non-interest bearing loans. (See Note 7(b) below for repayment terms).

     HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

     Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments.

     The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

     Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "mark-to-market" debt from cancellation of indebtedness income treatment.

     Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be experiencing downswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market.

Results of Operations

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reductions to estimated fair value.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not currently expect the implementation to have a material impact on its financial condition or its future results of operations.

     The following is a summary of the results of operations of the Partnership for the fiscal years ended March 31, 1996, 1995 and 1994.

     The Partnership's revenues consist primarily of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

     The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships, by which the Local General Partners have agreed to funds operating deficits for a specified period of time commencing at break-even. Amounts received under operating deficit guarantees from the local general partners are treated as operating loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

1996 vs. 1995

     Rental income increased approximately $182,000 for the year ended March 31, 1996 as compared to 1995, primarily due to rental rate increases.

     Total expenses, excluding repairs and maintenance, and general and administrative-related parties increased 0.5% for the year ended March 31, 1996 as compared to 1995.

     Repairs and maintenance increased approximately $328,000 for the year ended March 31, 1996 as compared to 1995, primarily due to eight Local Partnerships addressing the physical needs of the properties. Increases at four Local Partnerships were the result of an increase in landscaping expenses and carpeting replacement. There was an increase at a fifth Local Partnership due to painting and repairs to cabinets and doors as a result of a HUD inspection. There was an increase at a sixth Local Partnership due to the installation of an alarm system and replacement of doors. Carpeting replacement led to increases at two other Local Partnerships.

     General and administrative - related parties expenses increased approximately $199,000 for the year ended March 31, 1996 as compared to 1995, primarily due to an increase in partnership management fees and property management fees.

1995 vs. 1994

     Rental income increased approximately $132,000 for the year ended March 31, 1995 as compared to 1994, primarily due to rental rate increases.

     Other income decreased approximately $162,000 for the year ended March 31, 1995 as compared to 1994, primarily due to an overaccrual of escrow interest at March 31, 1994.

     Repairs and maintenance increased approximately $193,000 for the year ended March 31, 1995 as compared to 1994, primarily due to an increased demand to address the physical needs and maintenance of the properties, due to the aging of the properties. The expense increase is necessary to maintain high occupancy levels.

     General and administrative expenses increased approximately $168,000 for the year ended March 31, 1995 as compared to 1994, primarily due to small increases at many of the properties.

     General and administrative-related parties expenses increased approximately $177,000 for the year ended March 31, 1995 as compared to 1994, primarily due to an increase in management fees at many of the properties.

Other

     The Partnership continues to meet its primary objective of generating Housing Tax Credits. Housing Tax Credits are generated by a Property over a ten-year period commencing as each Property is leased to qualified tenants. During the years ended March 31, 1996, 1995 and 1994 the Housing Tax Credits recognized by the Partnership totaled $11,208,869, $11,208,869 and $11,213,708, respectively. There were no Historic Tax Credits recognized in Fiscal Years 1996, 1995, and 1994.

     The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks incident to the management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels, rental payment defaults and operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

     There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

     The Local Partnerships are impacted by inflation in several ways. Inflation generally allows for increases in rental rates to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as a result of higher costs of such items as fuel, utilities and labor. However, continued inflation may result in appreciated values of the Local Partnerships' Apartment Complexes over a period of time as rental revenues and replacement costs continue to increase.

     The Partnership does not anticipate that it will be in a position to make cash distributions at any time prior to the disposition of the properties. If distributions of operating cash flow are made, it is expected that they will be limited. As of March 31, 1996 no such distributions have been made.

Item 8.  Financial Statements and Supplementary Data.

                                                                    Sequential
                                                                       Page
                                                                     ---------
(a) 1.   Financial Statements

         Independent Auditors' Report                                   14

         Consolidated Balance Sheets as of March 31, 1996 and
         1995                                                          121

         Consolidated Statements of Operations for the years
         ended March 31, 1996, 1995 and 1994                           122

         Consolidated Statements of Changes in Partners' Capital
         for the years ended March 31, 1996, 1995 and 1994             123

         Consolidated Statements of Cash Flows for the years
         ended March 31, 1996, 1995 and 1994                           124-125

         Notes to Consolidated Financial Statements                    126-133

[Letterhead of KPMG Peat Marwick LLP Letterhead]


                           INDEPENDENT AUDITORS' REPORT


The Partners
Freedom Tax Credit Plus L.P.:

         We have audited the accompanying consolidated balance sheets of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the years in the three-year period ended March 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules. These consolidated financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits. We did not audit the financial statements of 28 of the consolidated partnerships, which statements reflect combined assets constituting 49% and combined revenues constituting 49% of the related consolidated totals for 1996 and 1995. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those partnerships, is based solely on the reports of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believed that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 /s/ KPMG Peat Marwick LLP


                                                     KPMG Peat Marwick LLP

New York, New York
June 18, 1996

[Letterhead of McKonly & Asbury]

                          INDEPENDENT AUDITOR'S REPORT

The Partners of Parkside
Townhomes Associates
Lancaster, Pennsylvania


     We have audited the accompanying balance sheets of Parkside Townhomes Associates (a limited partnership), as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Townhomes Associates at December 31, 1995 and 1994, and its income, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.



[Signature of McKonly & Asbury]
Harrisburg, Pennsylvania
February 6, 1996

[Letterhead addresses]

[Letterhead of McKonly & Asbury]














                          INDEPENDENT AUDITOR'S REPORT

The Partners of Parkside
Townhomes Associates                      Pennsylvania Housing Finance Agency
Lancaster, Pennsylvania                              Harrisburg, Pennsylvania

    We have audited the accompanying balance sheets of Parkside Townhomes Associates (a limited partnership), PHFA Project No. 0-90 as of December 31, 1994 and 1993, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Townhomes Associates at December 31, 1994 and 1993, and its profit and loss, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.







[Letterhead addresses]

     We have also reviewed internal control and compliance matters in accordance with the Pennsylvania Housing Finance Agency's HOMES Financial Reporting manual and have rendered our reports thereon on pages 24 and 26.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 15 through 29 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.






[Signature of McKonly & Asbury]

Harrisburg, Pennsylvania
January 31, 1995

                       [KPMG Peat Marwick LLP Letterhead]




                          Independent Auditors' Report

The Partners
Twin Trees Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Twin Trees Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Trees Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then in conformity with generally accepted accounting principles.


February 9, 1996                           [Signature of KPMG Peat Marwick LLP]

                       [KPMG Peat Marwick LLP Letterhead]





                          Independent Auditors' Report

The Partners
Twin Trees Apartments, A Limited Partnership:

We have audited the accompanying statements of assets, liabilities, and partners' capital -- income tax basis of Twin Trees Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the related statements of revenues and expenses -- income tax basis, changes in partners' capital (deficit) -- income tax basis, and cash flows -- income tax basis for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1(b), these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' capital of Twin Trees Apartments, A Limited Partnership as of December 31, 1994 and 1993, and its revenues and expenses, changes in partners' capital, and cash flows for the years then ended on the basis of accounting described in note 1(b).




                                            [Signature of KPMG Peat Marwick LLP]


February 10, 1995

[KPMG Peat Marwick LLP Letterhead]







                          Independent Auditors' Report

The Partners
Bennion Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Bennion Park Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. we believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennion Park Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                            [Signature of KPMG Peat Marwick LLP]


February 2, 1996

[KPMG Peat Marwick LLP Letterhead]






                          Independent Auditors' Report

The Partners
Bennion Park Apartments, A Limited Partnership:

We have audited the accompanying statements of assets, liabilities, and partners' capital -- income tax basis of Bennion Park Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the related statements of revenues and expenses -- income tax basis, changes in partners' capital (deficit) -- income tax basis, and cash flows -- income tax basis for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1(b), these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' capital of Bennion Park Apartments, A Limited Partnership as of December 31, 1994 and 1993, and its revenues and expenses, changes in partners' capital, and cash flows for the years then ended on the basis of accounting described in note 1(b).



                                            [Signature of KPMG Peat Marwick LLP]



February 10, 1995

[Letterhead of KPMG Peat Marwick LLP]









                          Independent Auditors' Report

The Partners
Hunters Chase Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Hunters Chase Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Chase Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                            [Signature of KPMG Peat Marwick LLP]



February 9, 1996

[KPMG Peat Marwick LLP Letterhead]









                          Independent Auditors' Report

The Partners
Hunters Chase Apartments, A
  Limited Partnership:

We have audited the accompanying statements of assets, liabilities, and partners' capital -- income tax basis of Hunters Chase Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the related statements of revenues and expenses -- income tax basis, changes in partners' capital (deficit) -- income tax basis, and cash flows -- income tax basis for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1(b), these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' capital of Hunters Chase Apartments, A Limited Partnership as of December 31, 1994 and 1993, and its revenues and expenses, changes in partners' capital (deficit), and cash flows for the years then ended on the basis of accounting described in note 1(b).




                                            [Signature of KPMG Peat Marwick LLP]


February 10 1995

[Letterhead of KPMG Peat Marwick LLP]







                       Independent Auditors' Report

The Partners
Wilshire Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Wilshire Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                            [Signature of KPMG Peat Marwick LLP]


February 9, 1996

[Letterhead of KPMG Peat Marwick LLP]







                          Independent Auditors' Report

The Partners
Wilshire Apartments, A Limited Partnership:

We have audited the accompanying statements of assets, liabilities, and partners' capital -- income tax basis of Wilshire Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the related statements of revenues and expenses -- income tax basis, changes in partners' capital (deficit) -- income tax basis, and cash flows -- income tax basis for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1(b), these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' capital of Wilshire Apartments, A Limited Partnership as of December 31, 1994 and 1993, and its revenues and expenses, changes in partners' capital (deficit), and cash flows for the years then ended on the basis of accounting described in note 1(b).




                                            [Signature of KPMG Peat Marwick LLP]


February 10, 1995

[Letterhead of KPMG Peat Marwick LLP]







                          Independent Auditors' Report

The Partners
Bethel Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Bethel Park Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Park Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                            [Signature of KPMG Peat Marwick LLP]



February 2, 1996

[KPMG Peat Marwick LLP Letterhead]







                          Independent Auditors' Report

The Partners
Bethel Park Apartments, A Limited Partnership:

We have audited the accompanying statements of assets, liabilities, and partners' capital -- income tax basis of Bethel Park Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the related statements of revenues and expenses -- income tax basis, changes in partners' capital (deficit) -- income tax basis, and cash flows -- income tax basis for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1(b), these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' capital of Bethel Park Apartments, A Limited Partnership as of December 31, 1994 and 1993, and its revenues and expenses, changes in partners' capital (deficit), and cash flows for the years then ended on the basis of accounting described in note 1(b).



                                            [Signature of KPMG Peat Marwick LLP]


February 10, 1995

[Letterhead of KPMG Peat Marwick LLP]







                          Independent Auditors' Report

The Partners
Zebulon Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Zebulon Park Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zebulon Park Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended.



                                            [Signature of KPMG Peat Marwick LLP]


February 9, 1996

[Letterhead of KPMG Peat Marwick LLP]






                          Independent Auditors' Report

The Partners
Zebulon Park Apartments, A Limited Partnership:

We have audited the accompanying statements of assets, liabilities, and partners' capital -- income tax basis of Zebulon Park Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the related statements of revenues and expenses -- income tax basis, changes in partners' capital (deficit) -- income tax basis, and cash flows -- income tax basis for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1(b), these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' capital of Zebulon Park Apartments, A Limited Partnership as of December 31, 1994 and 1993, and its revenues and expenses, changes in partners' capital (deficit), and cash flows for the years then ended on the basis of accounting described in note 1(b).



                                            [Signature of KPMG Peat Marwick LLP]


February 10, 1995

[Letterhead of KPMG Peat Marwick LLP]






                          Independent Auditors' Report

The Partners
Tivoli Place Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Tivoli Place Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tivoli Place Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                            [Signature of KPMG Peat Marwick LLP]


February 9, 1996

[KPMG Peat Marwick LLP Letterhead]






                          Independent Auditors' Report

The Partners
Tivoli Place Apartments, A Limited Partnership:

We have audited the accompanying statements of assets, liabilities, and partners' capital -- income tax basis of Tivoli Place Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the related statements of revenues and expenses -- income tax basis, changes in partners' capital (deficit) -- income tax basis, and cash flows -- income tax basis for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1(b), these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' capital of Tivoli Place Apartments, A Limited Partnership as of December 31, 1994 and 1993, and its revenues and expenses, changes in partners' capital (deficit), and cash flows for the years then ended on the basis of accounting described in note 1
(b).



                                            [Signature of KPMG Peat Marwick LLP]


February 10, 1995

[Letterhead of KPMG Peat Marwick LLP]







                          Independent Auditors' Report

The Partners
Northwood Apartments of Georgia,
A Limited Partnership:

We have audited the accompanying balance sheets of Northwood Apartments of Georgia, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Apartments of Georgia, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                            [Signature of KPMG Peat Marwick LLP]


February 2, 1996

[Letterhead of KPMG Peat Marwick LLP]







                          Independent Auditors' Report

The Partners
Northwood Apartments of Georgia,
A Limited Partnership:

We have audited the accompanying statements of assets, liabilities, and partners' capital -- income tax basis of Northwood Apartments of Georgia, A Limited Partnership as of December 31, 1994 and 1993, and the related statements of revenues and expenses -- income tax basis, changes in partners' capital (deficit) -- income tax basis, and cash flows -- income tax basis for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1(b), these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' capital of Northwood Apartments, A Limited Partnership as of December 31, 1994 and 1993, and its revenues and expenses, changes in partners' capital, and cash flows for the years then ended on the basis of accounting described in note 1(b).



                                            [Signature of KPMG Peat Marwick LLP]


February 10, 1995

[Letterhead of KPMG Peat Marwick LLP]







                          Independent Auditors' Report

The Partners
Oxford Trace Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Oxford Trace Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Trace Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                            [Signature of KPMG Peat Marwick LLP]



February 9, 1996

[Letterhead of KPMG Peat Marwick LLP]






                          Independent Auditors' Report

The Partners
Oxford Trace Apartments, A Limited Partnership:

We have audited the accompanying statements of assets, liabilities, and partners' capital -- income tax basis of Oxford Trace Apartments, A Limited Partnership as of December 31, 1994 and 1993, and the related statements of revenues and expenses -- income tax basis, changes in partners' capital (deficit) -- income tax basis, and cash flows -- income tax basis for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1(b), these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' capital of Oxford Trace Apartments, A Limited Partnership as of December 31, 1994 and 1993, and its revenues and expenses, changes in partners' capital, and cash flows for the years then ended on the basis of accounting described in note 1(b).




                                            [Signature of KPMG Peat Marwick LLP]


February 10, 1994

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ivanhoe Apartments Limited Partnership

We have audited the accompanying balance sheet of Ivanhoe Apartments Limited Partnership (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivanhoe Apartments Limited Partnership at December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

[Signature of Lake, Hill & Company]
Lake, Hill & Company
Salt Lake City, Utah
January 15, 1996

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ivanhoe Apartments Limited Partnership

We have audited the accompanying balance sheet of Ivanhoe Apartments Limited Partnership (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivanhoe Apartments Limited Partnership at December 31, 1994 and 1993, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

[Signature of Lake, Hill & Company]
Lake, Hill & Company
Salt Lake City, Utah
January 17, 1995

[Letterhead of Rubin & Katz LLP]



                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Washington Brooklyn Limited Partnership
New York, New York

We were engaged to audit the accompanying balance sheet of Washington Brooklyn Limited Partnership as of December 31, 1994, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management.

We were unable to obtain written representations from management as required by generally accepted auditing standards. Also, certain supporting data was not available for our audit. Therefore, we were not able to satisfy ourselves about the status of tenant recertifications (which effect the low income housing credits) and reserve fund requirements, as well as the amounts at which due from managing agent, due from general partner and cash restricted for tenants' security deposits are recorded in the accompanying balance sheet at December 31, 1994.

Because of the significance of the matters discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements referred to in the first paragraph.



[Signature of Rubin & Katz LLP]
New York, New York
February 6, 1995

                        [Letterhead of David H. Grumer]




                          INDEPENDENT AUDITOR'S REPORT

The Partners
Washington Brooklyn Limited Partnership
New York, New York

I have audited the balance sheet of Washington Brooklyn Limited Partnership as of December 31, 1992, and the related statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1992. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion on the above referenced financial statements.


In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Brooklyn Limited Partnership, as of December 31, 1992, and the results of operations and its cash flows for each of the two years in the period ended December 31, 1992, in conformity with generally accepted accounting principles.

I was engaged to audit the balance sheet of Washington Brooklyn Limited Partnership as of December 31, 1993, and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1993. These financial statements are also the responsibility of management.

Members of the management of the general partner of Washington Brooklyn Limited Partnership (see the last paragraph) have declined to provide written representations in connection with the audit of the 1993 financial statements.

Since the involvement of the general partner is important and I was not able to apply other auditing procedures to satisfy myself as to the representations that were requested, the scope of my work was not sufficient to enable me to express an opinion on the financial as of December 31, 1993, and for the year then ended.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Notes 2 and 3 the general partner is in the process of dissolution. This and other factors associated with the dissolution, raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June 15, 1994

[Signature of David H. Grumer]

[Letterhead of Richard J. Klinkowitz Certified Public Accountant]



To the Partners
C-H DEVELOPMENT GROUP ASSOCIATES
(A LIMITED PARTNERSHIP)
625 Madison Avenue
New York, New York 10022








Gentlemen:

I have audited the accompanying balance sheet of C-H DEVELOPMENT GROUP ASSOCIATES (a New York Limited Partnership) as of December 31, 1995 and the related statement of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on the audit.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H DEVELOPMENT GROUP ASSOCIATES as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            Respectfully submitted,
                                            [Signature of Richard J. Klinkowitz]



Far Rockaway, New York
February 19, 1996

[Letterhead of Richard J. Klinkowitz Certified Public Accountant]



To the Partners
C-H DEVELOPMENT GROUP ASSOCIATES
(A LIMITED PARTNERSHIP)
4 Weyant Drive
Cedarhurst, NY 11516



Gentlemen:

I have audited the accompanying balance sheet of C-H DEVELOPMENT GROUP ASSOCIATES (a New York Limited Partnership) as of December 31, 1994 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on the audit.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H DEVELOPMENT GROUP ASSOCIATES as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                            Respectfully submitted,
                                            [Signature of Richard J. Klinkowitz]



Far Rockaway, New York
February 19, 1995

[Letterhead of Richard J. Klinkowitz Certified Public Accountant]



To the Partners
C-H DEVELOPMENT GROUP ASSOCIATES
(A LIMITED PARTNERSHIP)
4 Weyant Drive
Cedarhurst, NY 11516


Gentlemen:

I have audited the accompanying balance sheet of C-H DEVELOPMENT GROUP ASSOCIATES (a New York Limited Partnership) as of December 31, 1993 and the related statement of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on the audit.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H DEVELOPMENT GROUP ASSOCIATES as of December 31, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                            Respectfully submitted,
                                            [Signature of Richard J. Klinkowitz]




Far Rockaway, New York
February 16, 1994

                      [Letterhead of KPMG Peat Marwick LLP]



                          Independent Auditors' Report

The Partners
Davidson Court Limited Partnership:

We have audited the accompanying balance sheets of Davidson Court Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Court Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                            [Signature of KPMG Peat Marwick LLP]

January 29, 1996

[Letterhead of KPMG Peat Marwick LLP]



                          Independent Auditors' Report

The Partners
Davidson Court Limited Partnership:

We have audited the accompanying balance sheets of Davidson Court Limited Partnership as of December 31, 1994 and 1993, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Court Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                            [Signature of KPMG Peat Marwick LLP]


February 3, 1995

[Letterhead of Haefele, Flanagan & Co. p.c.]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Magnolia Mew Limited Partnership
Philadelphia, Pennsylvania


     We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of December 31, 1995, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                     [Signature of Haefele, Flanagan & Co. p.c.]


Moorestown, New Jersey
February 2, 1996

[Letterhead of Haefele, Flanagan & Co. p.c.]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Magnolia Mew Limited Partnership
Philadelphia, Pennsylvania


     We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of December 31, 1994, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                     [Signature of Haefele, Flanagan & Co. p.c.]


Moorestown, New Jersey
February 8, 1995

[Letterhead of Haefele, Flanagan & Co. p.c.]





                        INDEPENDENT AUDITORS' REPORT

To the Partners
Magnolia Mew Limited Partnership
Philadelphia, Pennsylvania



We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of December 31, 1993, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                     [Signature of Haefele, Flanagan & Co. p.c.]


Moorestown, New Jersey
January 24, 1994

[Letterhead of Bradley, Snipes, Gower & Associates, P.A.]

The Partners
The Oaks Village Limited Partnership
Dunn, North Carolina

Gentlemen:

     We have audited the accompanying balance sheets of The Oaks Village Limited Partnership, Dunn, North Carolina (a North Carolina limited partnership), FmHA Project No.: 38-024-561572445 as of December 3l, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of The Oaks Village Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Village Limited Partnership, Dunn, North Carolina as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 14 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                        Respectfully submitted,

                        [Signature of Bradley, Snipes, Gower & Associates, P.A.]

                        Bradley, Snipes, Gower
                        & Associates, P. A.

Dunn, North Carolina

January 25, 1996

[Letterhead of Bradley, Snipes, Gower & Associates, P.A.]



The Partners
The Oaks Village Limited Partnership
Dunn, North Carolina

Gentlemen:

     We have audited the accompanying balance sheets of The Oaks Village Limited Partnership, Dunn, North Carolina (a North Carolina limited partnership), FmHA Project No.: 38-024-56l572445 as of December 3l, l994 and l993, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of The Oaks Village Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Village Limited Partnership, Dunn, North Carolina as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 14 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                        Respectfully submitted,

                        [Signature of Bradley, Snipes, Gower & Associates, P.A.]

                        Bradley, Snipes, Gower & Associates, P. A.

Dunn, North Carolina

January 13, 1995

[Letterhead of Bradley, Snipes, Gower & Associates, P.A.]



The Partners
Greenfield Village Limited Partnership
Dunn, North Carolina

Gentlemen:

     We have audited the accompanying balance sheets of Greenfield Village Limited Partnership, Dunn, North Carolina (a North Carolina limited partnership), FmHA Project No.: 38-043-561614646, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Greenfield Village Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Village Limited Partnership, Dunn, North Carolina as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                        Respectfully submitted,

                        [Signature of Bradley, Snipes, Gower & Associates, P.A.]

                        Bradley, Snipes, Gower & Associates, P. A.

Dunn, North Carolina

January 25, 1996

[Letterhead of Bradley, Snipes, Gower & Associates, P.A.]



The Partners
Greenfield Village Limited Partnership
Dunn, North Carolina

Gentlemen:

     We have audited the accompanying balance sheets of Greenfield Village Limited Partnership, Dunn, North Carolina (a North Carolina limited partnership), FmHA Project No.: 38-043-561614646, as of December 31, 1994 and 1993, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Greenfield Village Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Village Limited Partnership, Dunn, North Carolina as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                        Respectfully submitted,

                        [Signature of Bradley, Snipes, Gower & Associates, P.A.]

                        Bradley, Snipes, Gower & Associates, P. A.

Dunn, North Carolina

January 13, 1995

[Letterhead of Koch Geringer & Company]

                          Independent Auditor's Report

To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of December 31, 1995 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of December 31, 1995 and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                        [Signature of Koch Geringer & Company]
                                        Certified Public Accountants


New York, New York

January 18, 1996

[Letterhead of Koch Geringer & Company]



                          Independent Auditor's Report

To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of December 31, 1994 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                        [Signature of Koch Geringer & Company]
                                        Certified Public Accountants

New York, New York
January 30, 1995

[Letterhead of Koch Geringer & Company]





                          Independent Auditors' Report

To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of December 31, 1993 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of December 31, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        [Signature of Koch Geringer & Company]
                                        Certified Public Accountants


New York, New York
February 14, 1994

[Letterhead of Nanas, Stern, Biers, Neinstein and Co.]



                          INDEPENDENT AUDITORS' REPORT

The Partners
Victoria Manor Associates
Beverly Hills, California

We have audited the accompanying balance sheet of Victoria Manor Associates (a California limited partnership), as of December 31, 1995 and the related statements of partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Manor Associates as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                           [Signature of Nanas, Stern, Biers, Neinstein and Co.] NANAS, STERN, BIERS, NEINSTEIN AND CO.

January 8, 1996

[Letterhead of Nanas, Stern, Biers, Neinstein and Co.]



                          INDEPENDENT AUDITORS' REPORT

The Partners
Victoria Manor Associates
Los Angeles, California

We have audited the accompanying balance sheet of Victoria Manor Associates (a California limited partnership) as of December 31, 1994 and the related statements of partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Manor Associates as of December 31, 1994, and results of its cash flows for the year then ended in conformity with general accepted accounting principles.


                           [Signature of Nanas, Stern, Biers, Neinstein and Co.]

January 31, 1995

[Letterhead of Nanas, Stern, Biers, Neinstein and Co.]



                          INDEPENDENT AUDITORS' REPORT


The Partners
Victoria Manor Associates
Los Angeles, California


We have audited the accompanying balance sheet of Victoria Manor Associates (a California limited partnershlp) as of December 31, 1993 and the related statements of partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Manor Associates as of December 31, 1993, and results of its cash flows for the year then ended in conformity with general accepted accounting principles.



                           [Signature of Nanas, Stern, Biers, Neinstein and Co.]


January 25, 1994

[Letterhead of Fishbein & Company, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

                                                                January 29, 1996
Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania


     We have audited the accompanying balance sheet of OGONTZ HALL INVESTORS (A Limited Partnership), PHFA Project No. 0-0116, as of December 31, 1995, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ogontz Hall Investors as of and for the year ended December 31, 1994, were audited by other auditors whose report dated February 2, 1995, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards and "Government Auditing Standards" issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in this report (shown on pages 28 through 33) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

     In accordance with "Government Auditing Standards," we have also issued a report dated January 29, 1996, on our consideration of Ogontz Hall Investors' internal control structure and a report dated January 29, 1996, on compliance.


                                         [Signature of Fishbein & Company, P.C.]

[Letterhead of Reznick Fedder & Silverman]



                          INDEPENDENT AUDITORS' REPORT


To the Partners
Ogontz Hall Investors Limited Partnership

     We have audited the accompanying balance sheets of Ogontz Hall Investors Limited Partnership as of December 31, 1994 and 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors Limited Partnership as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information as of December 31, 1994 on pages 35 through 39 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                       [Signature of Reznick Fedder & Silverman]


Bethesda, Maryland

February 2, 1995, except Note H as to
which the date is March 23, 1995

[Letterhead of Reznick Fedder & Silverman]



                          Independent Auditors' Report

To the Partners
Ogontz Hall Investors Limited Partnership

     We have audited the accompanying balance sheet of Ogontz Hall Investors Limited Partnership (a Pennsylvania limited partnership) as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                       [Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 28, 1994

[Letterhead of Morton, Nehls & Tierney, S.C.]


         INDEPENDENT AUDITORS' REPORT ON THE INTERNAL CONTROL STRUCTURE

To the Partners
Eagle Ridge Limited Partnership
Madison, Wisconsin

In planning and performing our audit of the financial statements of Eagle Ridge Limited Partnership as of and for the year ended December 31, 1995, we considered its internal control structure in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and not to provide assurance on the internal control structure. However, we noted a certain matter involving the internal control structure and its operation that we consider to be a reportable condition under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to our attention relating to significant deficiencies in the design or operation of the internal control structure that, in our judgment, could adversely affect the Partnership's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements.

The reportable condition we noted was that there is not an adequate overall internal control structure design because there is little segregation of duties. A system of internal control procedures contemplates an adequate segregation of duties so that no one individual handles a transaction from its inception to its completion. While we recognize your entity may not be large enough to permit an adequate segregation of duties in all respects for an effective system of internal control procedures, it is important you are aware of this condition.

We also noted matters involving the internal control structure and its operation that we have reported to the management of the Partnership in a separate communication.

This report is intended for the information of the owners, management and the Wisconsin Housing and Economic Development Authority.



                                    [Signature of Morton, Nehls & Tierney, S.C.]

Madison, Wisconsin
February 29, 1996

[Letterhead of Morton, Nehls & Tierney, S.C.]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Eagle Ridge Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheets of Eagle Ridge Limited Partnership as of December 31, 1994 and 1993, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Madison, Wisconsin
January 26, 1995, except for the first
  paragraph in Note 2 as to which the
  date is February 3, 1995


                                    [Signature of Morton, Nehls & Tierney, S.C.]

[Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Nelson Anderson Affordable
Housing Limited Partnership

     We have audited the accompanying balance sheet of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                      [Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
February 2, 1996

[Letterhead of Reznick Fedder & Silverman]



                          INDEPENDENT AUDITORS' REPORT


To the Partners
Nelson Anderson Affordable
Housing Limited Partnership

     We have audited the accompanying balance sheet of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 1994, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 1994, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                      [Signature of Reznick Fedder & Silverman]



Bethesda, Maryland
February 1, 1995

[Letterhead of Reznick Fedder & Silverman]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Nelson Anderson Affordable
Housing Limited Partnership

     We have audited the accompanying balance sheet of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 1993, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 1993, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                       [Signature of Reznick Fedder & Silverman]



Bethesda, Maryland
February 1, 1994

[Letterhead of Coopers & Lybrand]




Report of Independent Accountants

To the Partners
Conifer Irondequoit Associates



We have audited the accompanying balance sheets of Conifer Irondequoit Associates (A Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Irondequoit Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                [Signature of Coopers & Lybrand]


Rochester, New York
February 2, 1996

[Letterhead of Coopers & Lybrand]


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Conifer Irondequoit Associates



We have audited the accompanying balance sheets of Conifer Irondequoit Associates (A Limited Partnership), as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Irondequoit Associates as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                [Signature of Coopers & Lybrand]

Rochester, New York
January 25, 1995

[Letterhead of J.H. Williams & Co.]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Middletown Associates (a Limited Partnership)
Middletown, Pennsylvania

We have audited the accompanying balance sheets of Middletown Associates (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income, statements of changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


[Signature of J.H. Williams & Co.]

Kingston, Pennsylvania
February 12, 1996

[Letterhead of J.H. WILLIAMS & CO.]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Middletown Associates (a Limited Partnership)
Middletown, Pennsylvania


We have audited the accompanying balance sheets of Middletown Associates (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income and statements of changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates (a Limited Partnership) at December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


[Signature of J.H. Williams & Co.]


Kingston, Pennsylvania
February 9, l995

[Letterhead of Reznick Fedder & Silverman]



                          INDEPENDENT AUDITORS' REPORT


To the Partners
Lauderdale Lakes Associates, Ltd.

     We have audited the accompanying balance sheets of Lauderdale Lakes Associates, Ltd., as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lauderdale Lakes Associates, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


[Signature of Reznick Fedder & Silverman]

Charlotte, North Carolina
January 26, 1996

[Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Lauderdale Lakes Associates, Ltd.

     We have audited the accompanying balance sheet of Lauderdale Lakes Associates, Ltd., as of December 31, 1994, and the related statement of operations, partners' capital and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lauderdale Lakes Associates, Ltd. as of December 31, 1994 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


[Signature of Reznick Fedder & Silverman]


Charlotte, North Carolina
January 20, 1995

[Letterhead of Reznick Fedder & Silverman]



                          INDEPENDENT AUDITORS' REPORT


To the Partners
Lauderdale Lakes Associates, Ltd.

     We have audited the accompanying balance sheet of Lauderdale Lakes Associates, Ltd., (a Florida limited partnership), as of December 31, 1993, and the related statement of operations, partners' capital and cash flows for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lauderdale Lakes Associates, Ltd. as of December 31, 1993 and the results of its operations and its cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.


[Signature of Reznick Fedder & Silverman]

Charlotte, North Carolina
January 20, 1994

[Letterhead of Reznick Fedder & Silverman]




                          INDEPENDENT AUDITORS' REPORT

To the Partners
Flipper Temple Associates, L.P.

     We have audited the accompanying balance sheet of Flipper Temple Associates, L.P. as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flipper Temple Associates, L.P. as of December 31, 1995, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 22 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued reports dated January 23, 1996 on our consideration of Flipper Temple Associates L.P.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


[Signature of Reznick Fedder & Silverman]



Bethesda, Maryland
February 23, 1996


Federal Employer
Identification Number:
52-1088612

Audit Principal:
Lester A. Kanis

[Letterhead of Reznick Fedder & Silverman]





                          INDEPENDENT AUDITORS' REPORT

To the Partners
Flipper Temple Associates, L.P.

     We have audited the accompanying balance sheet of Flipper Temple Associates, L.P. as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flipper Temple Associates, L.P. as of December 31, 1994, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



[Signature of Reznick Fedder & Silverman]


Bethesda, Maryland
February 1, 1995



Federal Employer
Identification Number:
52-1088612

Audit Principal:
Lester A. Kanis

[Letterhead of Reznick Fedder & Silverman]




                          INDEPENDENT AUDITORS' REPORT



To the Partners
Flipper Temple Associates, L.P.

      We have audited the accompanying balance sheet of Flipper Temple Associates, L.P. (a Pennsylvania limited partnership) as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flipper Temple Associates, L.P. as of December 31, 1993, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
February 2, 1994


Federal Employer
Identification Number:
52-1088612

Audit Principal:
Lester A. Kanis

[Letterhead of Reznick Fedder & Silverman]




                          INDEPENDENT AUDITORS' REPORT

To the Partners of
220 Cooper Street, L.P.

     We have audited the accompanying balance sheet of 220 Cooper Street, L.P., as of December 31, 1994, and the related statements of operations, partners' equity and cash flows for the year then ended. There financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of December 31, 1994, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.



[Signature of Reznick Fedder & Silverman]


Bethesda, Maryland
January 17, 1995

[Letterhead of Reznick Fedder & Silverman]




                          INDEPENDENT AUDITORS' REPORT


To the Partners of
220 Cooper Street, L.P.

     We have audited the accompanying balance sheet of 220 Cooper Street, L.P. (A New Jersey Limited Partnership), as of December 31, 1993, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of December 31, 1993, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.


[Signature of Reznick Fedder & Silverman]




Bethesda, Maryland
January 13, 1994

[Letterhead of Archambo, Mueggenborg & Hulsey, Inc.]



To the Partners
Pecan Creek Limited Partnership
Bartlesville, Oklahoma

                      INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Pecan Creek Limited Partnership, HUD Project No. FHA 118-35121 (a limited partnership), as of December 31, 1995 and 1994 and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Creek Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental information shown on pages 13 to 19 is presented for the purpose of additional analysis and is not a required part of the financial statements of Pecan Creek Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.


[Signature of Archambo, Mueggenborg & Hulsey, Inc.]


January 22, 1996

[Letterhead of Archambo, Mueggenborg & Hulsey, Inc.]



To the Partners
Pecan Creek Limited Partnership
Bartlesville, Oklahoma


                       INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Pecan Creek Limited Partnership, HUD Project No. FHA 118-35121 (a limited partnership), as of December 31, 1994 and 1993 and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Creek Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 11 to 17) are presented for the purpose of additional analysis and are not a required part of the financial statements of Pecan Creek Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material aspects in relation to the financial statements taken as a whole.



[Signature of Archambo, Mueggenborg & Hulsey, Inc.]

January 24, 1995

[Letterhead of Agbimson & Co., PLLC]




                     INDEPENDENT AUDITOR'S REPORT



To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1995, and the related statements of Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We are unable to obtain adequate support for the carrying value for the building construction and rehabilitation costs included in the fixed assets at December 31, 1995, which also affected material amounts included in the Statements of Loss and Partners' Capital for the year then ended as described in Note 10.

In our opinion, except for the effects on the financial statements of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the carrying value of building and rehabilitation costs, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



[Signature of Agbimson & Co., PLLC]


Rockville Centre, New York
February 29, l996

[Letterhead of Agbimson & Co., PLLC]



                          INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership




We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1994, and the related statements of Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to obtain adequate support for the carrying value for the building construction and rehabilitation costs included in the fixed assets at December 31, 1994, which also affected material amounts included in the Statements of Loss and Partner's Capital for the year then ended as described in Note 9.

In our opinion, except for the effects on the financial statements of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the carrying value of building and rehabilitation costs, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


[Signature of Agbimson & Co., PLLC]

Rockville Centre, New York
February 10, 1995

[Letterhead of Agbimson & Co., P.C.]



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
363 Grand Vendome Associates
Limited Partnership

We were engaged to audit the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1993, and the related statements of operations and Accumulated Deficit, Partners' Capital, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management.

Books and records pertaining to transactions for the first half of the year, representing approximately 50 percent of operating revenue and related expenses were not available for audit. Further, documents supporting the existence of material liabilities reflected on the balance sheet were also unavailable.

Since the company was unable to produce auditable records for the first half of the year and verify material liabilities, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these financial statements.


[Signature of Agbimson & Co., P.C.]

Rockville Centre, New York
March 31 1994

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
New Augusta Associates, Ltd.
New Augusta, Mississippi

I have audited the accompanying balance sheets of New Augusta Associates, Ltd., a limited partnership, RECD Project No.: 28-056-640665470 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Augusta Associates, Ltd., RECD Project No.: 28-056-640665470 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 5, 1996 on my consideration of New Augusta Associates, Ltd., internal control structure and a report dated February 5, 1996 on its compliance with laws and regulations.



[Signature of Donald W. Causey, CPA, P.C.]

February 5, 1996

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
New Augusta Associates, Ltd.
New Augusta, Mississippi

I have audited the accompanying balance sheets of New Augusta Associates, Ltd., a limited partnership, FmHA Project No.: 28-56-640665470 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Augusta Associates, Ltd., FmHA Project No.: 28-56-640665470 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Donald W. Causey, CPA, P.C.]


February 21, 1995

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Pine Shadow, Ltd.
Waveland, Mississippi

I have audited the accompanying balance sheets of Pine Shadow, Ltd., a limited partnership, RECD Project No.: 28-023-640661063 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Shadow Ltd., RECD Project
No.: 28-023-640661063 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 1, 1996 on my consideration of Pine Shadow, Ltd., internal control structure and a report dated February 1, 1996 on its compliance with laws and regulations.


[Signature of Donald W. Causey, CPA, P.C.]

February 1, 1996

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Pine Shadow, Ltd.
Waveland, Mississippi

I have audited the accompanying balance sheets of Pine Shadow, Ltd., a limited Partnership, FmHA Project No.: 28-023-640661063 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. l believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Shadow, Ltd., FmHA Project
No.: 28-023-640661063 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



[Signature of Donald W. Causey, CPA, P.C.]

February 25, 1995

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Windsor Place, L.P.
Wedowee, Alabama


I have audited the accompanying balance sheets of Windsor Place, L.P., a limited partnership, RECD Project No.: 01-056-631024917 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Place, L.P., RECD Project
No.: 01-056-631024917 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 4, 1996 on my consideration of Windsor Place, L.P.'s internal control structure and a report dated February 4, 1996 on its compliance with laws and regulations.

[Signature of Donald W. Causey, CPA, P.C.]

February 4, 1996

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Windsor Place, L.P.
Wedowee, Alabama

To the Partnerships Brookwood Associates Ltd. Foley, Alabama
I have audited the accompanying balance sheets of Windsor Place, L.P., a limited partnership, FmHA Project No.: 01-056-631024917 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Place, L.P., FmHA Project
No.: 01-056-631024917 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Donald W. Causey, CPA, P.C.]

February 25, 1995

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Brookwood Associates, Ltd.
Foley, Alabama

I have audited the accompanying balance sheets of Brookwood Associates, Ltd., a limited partnership, RECD Project No.: 01-002-621394754 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Associates, Ltd., RECD Project No.: 01-002-621394754 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 21, 1996 on my consideration of Brookwood Associates, Ltd.'s internal control structure and a report dated February 21, 1996 on its compliance with laws and regulations.


[Signature of Donald W. Causey, CPA, P.C.]

February 21, 1996

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Brookwood Associates, Ltd.
Foley, Alabama

I have audited the accompanying balance sheets of Brookwood Associates, Ltd., a limited partnership, FmHA Project No.: 01-002-621394754 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial sheets based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as we as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Associates, Ltd., FmHA Project No.: 01-002-621394754 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



[Signature of Donald W. Causey, CPA, P.C.]

February 17, 1995

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Heflin Hills Apartments, Ltd.
Heflin, Alabama

I have audited the accompanying balance sheets of Heflin Hills Apartments, Ltd., a limited partnership, RECD Project No.: 01-015-631039371 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heflin Hills Apartments, Ltd., RECD Project No.: 01-015-631039371 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1996 on my consideration of Heflin Hills Apartments, Ltd., internal control structure and a report dated February 23, 1996 on its compliance with laws and regulations.


[Signature of Donald W. Causey, CPA, P.C.]

February 23, 1996

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Heflin Hills Apartments, Ltd.
Heflin, Alabama

I have audited the accompanying balance sheets of Heflin Hills Apartments, Ltd., a limited partnership, FmHA Project No.: 01-015-631039371 as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heflin Hills Apartments, Ltd., FmHA Project No.: 01-015-631039371 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Donald W. Causey, CPA, P.C.]

February 20, 1995

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Shadowood Apartments, Ltd.
Stevenson, Alabama

I have audited the accompanying balance sheets of Shadowood Apartments, Ltd., a limited partnership, RECD Project No.: 01-036-631030182 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadowood Apartments, Ltd., RECD Project No.: 01-036-631030182 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1996 on my consideration of Shadowood Apartments, Ltd., internal control structure and a report dated February 23, 1996 on its compliance with laws and regulations.


[Signature of Donald W. Causey, CPA, P.C.]

February 23, 1996

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Shadowood Apartments, Ltd.
Stevenson, Alabama

I have audited the accompanying balance sheets of Shadowood Apartments, Ltd., a limited partnership, FmHA Project No.: 01-036-631030182 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadowood Apartments, Ltd., FmHA Project No.: 01-036-631030182 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




[Signature of Donald W. Causey, CPA, P.C.]

February 25, 1995

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Brittany Associates, L.P.
Dekalb, Mississippi

I have audited the accompanying balance sheets of Brittany Associates, L.P., a limited partnership, RECD Project No.: 28-035-58l896085 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brittany Associates, L.P., RECD Project No.: 28-035-581896085 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 20, 1996 on my consideration of Brittany Associates, L.P., internal control structure and a report dated February 20, 1996 on its compliance with laws and regulations.


[Signature of Donald W. Causey, CPA, P.C.]

February 20, 1996

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Brittany Associates
Dekalb, Mississippi

I have audited the accompanying balance sheets of Brittany Associates, L.P., a limited partnership, FmHA Project No.: 28-035-581896085 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brittany Associates, L.P., FmHA Project No.: 28-035-581896085 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through ll is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Donald W. Causey, CPA, P.C.]

February 17, 1995

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Hidden Valley Apartments, Ltd.
Brewton, Alabama

I have audited the accompanying balance sheets of Hidden Valley Apartments, Ltd., a limited partnership, RECD Project No.: 01-027-631025600 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Valley Apartments, Ltd., RECD Project No.: 01-027-631025600 as of December 31, l995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1996 on my consideration of Hidden Valley Apartments, Ltd., internal control structure and a report dated February 23, 1996 on its compliance with laws and regulations.


[Signature of Donald W. Causey, CPA, P.C.]

February 23, 1996

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Hidden Valley Apartments, Ltd.
Brewton, Alabama

I have audited the accompanying balance sheets of Hidden Valley Apartments, Ltd., a limited partnership, FmHA Project No.: 01-027-631025600 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Valley Apartments, Ltd., FmHA Project No.: 01-027-631025600 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



[Signature of Donald W. Causey, CPA, P.C.]

February 22, 1995

[Letterhead of Bartlett & Gunter, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Westbrook Square, Ltd.

We have audited the balance sheets of Westbrook Square, Ltd., (a limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Westbrook Square, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


[Signature of Bartlett & Gunter, CPA, P.C.]

February 28, 1996

[Letterhead of Bartlett & Gunter, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Westbrook Square Ltd.

We have audited the balance sheets of Westbrook Square, Ltd., (a limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Westbrook Square, Ltd. (a limited partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


[Signature of Bartlett & Gunter, CPA, P.C.]

February 28, l995

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Warsaw Elderly Housing, Ltd.
Warsaw, Kentucky

I have audited the accompanying balance sheets of Warsaw Elderly Housing, Ltd., a limited partnership, RECD Project No.: 20-039-621409235 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Elderly Housing, Ltd., RECD Project No.: 20-039-621409235 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 22, 1996 on my consideration of Warsaw Elderly Housing, Ltd., internal control structure and a report dated February 22, 1996 on its compliance with laws and regulations.


[Signature of Donald W. Causey, CPA, P.C.]

February 22, 1996

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Warsaw Elderly Housing, Ltd.
Warsaw, Kentucky

I have audited the accompanying balance sheets of Warsaw Elderly Housing, Ltd., a limited partnership, FmHA Project No.: 20-039-621409235 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Elderly Housing, Ltd., FmHA Project No.: 20-039-621409235 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Donald W. Causey, CPA, P.C.]

February 23, 1995

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
West Hill Square, Ltd.
Gordo, Alabama

I have audited the accompanying balance sheets of West Hill Square, Ltd., a limited partnership, RECD Project No.: 01-054-631010865 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Hill Square, Ltd., RECD Project No.: 01-054-631010865 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 25, 1996 on my consideration of West Hill Square, Ltd., internal control structure and a report dated February 25, 1996 on its compliance with laws and regulations.

[Signature of Donald W. Causey, CPA, P.C.]

February 25, 1996

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
West Hill Square, Ltd.
Gordo, Alabama

I have audited the accompanying balance sheets of West Hill Square, Ltd., a limited partnership, FmHA Project No.: 01-054-631010865 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Hill Square, Ltd., FmHA Project No.: 01-054-631010865 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Donald W. Causey, CPA, P.C.]

February 24, 1995

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Elmwood Associates, L.P.
Picayune, Mississippi

I have audited the accompanying balance sheets of Elmwood Associates, L.P., a limited partnership, FmHA Project No.: 28-055-640804193 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Associates, L.P., FmHA Project No.: 28-055-640804193 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Donald W. Causey, CPA, P.C.]

February 23, 1995

[Letterhead of Donald W. Causey, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Elmwood Associates, L.P.
Picayune, Mississippi

I have audited the accompanying balance sheets of Elmwood Associates, L.P., a limited partnership, RECD Project No.: 28-055-640804193 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Associates, L.P., RECD Project No.: 28-055-640804193 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 17, 1996 on my consideration of Elmwood Associates, L.P.'s internal control structure and a report dated February 17, 1996 on its compliance with laws and regulations.

[Signature of Donald W. Causey, CPA, P.C.]

February 17, 1996

[Letterhead of Grant Thornton, LLP]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Harmony Associates, L.P.

We have audited the accompanying balance sheet of Harmony Associates, L.P. as of December 31, 1995, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Associates, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


[Signature of Grant Thornton, LLP]

Los Angeles, California
January 19, 1996

[Letterhead of Grant Thornton, LLP]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Harmony Associates, L.P.

We have audited the accompanying balance sheet of Harmony Associates, L.P. as of December 31, 1994, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Associates, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

[Signature of Grant Thornton, LLP]

Los Angeles, California
January 20, 1995

[Letterhead of Grant Thornton]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Harmony Associates, L.P.

We have audited the accompanying balance sheet of Harmony Associates, L.P. as of December 31, 1993, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Associates, L.P. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


[Signature of Grant Thornton]

Los Angeles, California
January 14, 1994

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1996 AND 1995

                                     ASSETS

                                                                           1996               1995*
                                                                       -------------      -------------
Property and equipment - (at cost, net of accumulated depreciation
  of $24,353,844 and $19,106,631, respectively) (Notes 4 and 6)        $ 118,149,068      $ 123,180,060
Cash and cash equivalents                                                  2,243,763          2,314,378
Investment in marketable securities (Note 2)                                 120,042            106,801
Cash held in escrow                                                        3,511,010          3,908,104
Deferred costs (net of accumulated amortization of $947,180 and
  $722,934, respectively) (Note 5)                                         2,461,371          2,678,202
Other assets                                                               1,138,262          1,050,014
                                                                       -------------      -------------
   Total Assets                                                        $ 127,623,516      $ 133,237,559
                                                                       =============      =============
                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable (Note 6)                                      $  72,249,613      $  73,019,371
  Accounts payable and other liabilities                                   2,515,873          2,196,958
  Due to local general partners and affiliates (Note 7)                    3,385,520          3,578,373
  Due to general partners and affiliates (Note 7)                            959,842            516,800
                                                                       -------------      -------------

  Total Liabilities                                                       79,110,848         79,311,502

  Minority interests                                                       7,930,508          8,294,801
                                                                       -------------      -------------
Partners' Capital:
  Limited partners (72,896 BAC's
  issued and outstanding)                                                 40,845,993         45,857,707
  General partners                                                          (274,934)          (224,311)
  Unrealized gain (loss) on marketable securities                             11,101             (2,140)
                                                                       -------------      -------------

  Total Partners' Capital                                                 40,582,160         45,631,256
                                                                       -------------      -------------
Commitments and Contingencies (Note 8)

  Total Liabilities and Partners' Capital                              $ 127,623,516      $ 133,237,559
                                                                       =============      =============


* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                                      1996             1995             1994
                                                                  ------------     ------------     ------------
Revenues:
   Rental income                                                  $ 11,662,928     $ 11,481,242     $ 11,349,210
   Other (principally interest)                                      1,336,933        1,232,892        1,394,726
                                                                  ------------     ------------     ------------

                                                                    12,999,861       12,714,134       12,743,936
                                                                  ------------     ------------     ------------
Expenses:

   Repairs and maintenance                                           1,845,258        1,517,390        1,324,237
   Operating and other                                               1,657,747        1,574,470        1,633,711
   Real estate taxes                                                   826,883          809,169          796,176
   Interest (Note 6)                                                 4,970,087        4,975,829        5,094,320
   Depreciation and amortization (Notes 4 and 5)                     5,471,471        5,522,228        5,683,643
   General and administrative                                        2,127,225        2,098,727        1,930,952
   General and administrative-related parties (Note 7)               1,221,658        1,022,596          845,983
                                                                  ------------     ------------     ------------

                                                                    18,120,329       17,520,409       17,309,022
                                                                  ------------     ------------     ------------

Loss before minority interest                                       (5,120,468)      (4,806,275)      (4,565,086)

Minority interest in loss of subsidiary partnerships                    58,131           50,461           56,776
                                                                  ------------     ------------     ------------

Net loss                                                          $ (5,062,337)    $ (4,755,814)    $ (4,508,310)
                                                                  ============     ============     ============

Number of BACs outstanding                                              72,896           72,896           72,896
                                                                  ============     ============     ============

Net loss - limited partners                                       $ (5,011,714)    $ (4,708,256)    $ (4,463,227)
                                                                  ============     ============     ============

Net loss per limited partner per BAC                              $     (68.75)    $     (64.59)    $     (61.23)
                                                                  ============     ============     ============


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                                                                          Net unrealized*
                                                                                                           Gain (loss) on
                                                                                                             Marketable
                                                    Total*         Limited Partners   General Partners       Securities
                                                 ------------      ----------------   ----------------       ----------
Partners' capital - March 31, 1993               $ 54,897,520        $ 55,029,190        $(131,670)          $      0

Net loss                                           (4,508,310)         (4,463,227)         (45,083)                 0
                                                 ------------        ------------        ---------           --------

Partners' capital - March 31, 1994                 50,389,210          50,565,963         (176,753)                 0

Net unrealized loss on marketable securities           (2,140)                  0                0             (2,140)

Net loss                                           (4,755,814)         (4,708,256)         (47,558)                 0
                                                 ------------        ------------        ---------           --------

Partners' capital - March 31, 1995                 45,631,256          45,857,707         (224,311)            (2,140)

Net loss                                           (5,062,337)         (5,011,714)         (50,623)                 0

Change in net unrealized gain (loss) on
marketable securities                                  13,241                   0                0             13,241
                                                 ------------        ------------        ---------           --------

Partners' capital - March 31, 1996               $ 40,582,160        $ 40,845,993        $(274,934)          $ 11,101
                                                 ============        ============        =========           ========



* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                                      1996                1995*               1994*
Cash flows from operating activities:
   Net loss                                                       $(5,062,337)        $(4,755,814)        $(4,508,310)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

   Depreciation and amortization                                    5,471,471           5,522,228           5,683,643
   Minority interest in loss of subsidiaries                          (58,131)            (50,461)            (56,776)
   Increase (decrease) in accounts payable and other                  318,915            (248,501)         (1,688,348)
     liabilities
   (Increase) decrease in other assets                                (88,248)            163,820             105,897
   Increase in due to general partners
     and affiliates                                                   443,042             278,858             215,830
   Decrease in cash held in escrow                                    397,094              31,204                   0
                                                                  -----------         -----------         -----------

   Net cash provided by (used in) operating activities              1,421,806             941,334            (248,064)
                                                                  -----------         -----------         -----------

Cash flows used in investing activities:

   Acquisition of property and equipment                             (216,221)           (103,754)           (151,085)
   Increase in marketable securities                                        0            (108,941)                  0
   Decrease in cash held in escrow for
     real estate investments                                                0                   0           1,278,700
   Decrease in due to local general partner
     and affiliates                                                  (302,737)           (495,968)         (2,457,057)
   Increase in due to local general partner and affiliates            109,884             287,703             657,985
   Decrease in due to selling partners                                      0                   0            (352,906)
                                                                  -----------         -----------         -----------

   Net cash used in investing activities                             (409,074)           (420,960)         (1,024,363)
                                                                  -----------         -----------         -----------

   Net cash provided by (used in) operating and
     investing activities, carried forward                          1,012,732             520,374          (1,272,427)
                                                                  -----------         -----------         -----------


* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994


                                                                 1996                1995*               1994*
                                                              -----------         -----------         -----------
   Net cash provided by (used in) operating and
     investing activities, brought forward                      1,012,732             520,374          (1,272,427)
                                                              -----------         -----------         -----------

Cash flows used in financing activities:
   Repayments of mortgage loans                                  (769,758)           (499,179)           (811,717)
   Repayments of construction loans                                     0                   0            (298,963)
   (Increase) decrease in deferred costs                           (7,427)                  0              12,105
   (Decrease) increase in capitalization of consolidated
     subsidiaries attributable to minority interest              (306,162)           (149,753)            191,243
                                                              -----------         -----------         -----------

   Net cash used in financing activities                       (1,083,347)           (648,932)           (907,332)
                                                              -----------         -----------         -----------

   Net decrease in cash and cash equivalents                      (70,615)           (128,558)         (2,179,759)

   Cash and cash equivalents at beginning of year               2,314,378           2,442,936           4,622,695
                                                              -----------         -----------         -----------

   Cash and cash equivalents at end of year                   $ 2,243,763         $ 2,314,378         $ 2,442,936
                                                              ===========         ===========         ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                   $ 3,935,154         $ 4,117,039         $ 3,007,266
                                                              ===========         ===========         ===========


* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 1 - General

     Freedom Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on August 28, 1989 and commenced the public offering on February 9, 1990. The general partners of the Partnership are Related Freedom Associates L.P. (the "Related General Partner"), a Delaware limited partnership, and Freedom GP Inc., a Delaware corporation, together (the "General Partners").

     The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986. Some of the complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credits"). During Fiscal Years 1996, 1995 and 1994, the Partnership recognized $11,208,869, $11,208,869 and $11,213,708, respectively, in Tax Credits. There were no Historic Tax Credits recognized in 1996, 1995, and 1994.

     The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs"), which had been registered with the Securities and Exchange Commission for sale to the public. As of August 8, 1991 (the date on which the Partnership held the final closing of the sale of BACs and on which the offering was terminated), the Partnership had received $72,896,000 of gross proceeds of the Offering from 4,780 investors. As of March 31, 1996, approximately $58,000,000 of net proceeds have been invested in 42 Local Partnerships and no further investments are anticipated.

     The terms of the Limited Partnership Agreement provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

     a) Basis of Accounting

     The Partnership's fiscal year ends on March 31. All subsidiaries have calendar year ends. Accounts of the subsidiaries have been adjusted for transactions from January 1 through March 31. The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

     b) Basis of Consolidation

     The consolidated financial statements include the accounts of the Partnership and 42 subsidiary partnerships, in which the Partnership is a limited partner, with an ownership interest of approximately 99%. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. An affiliate of the Partnership has the ability to exercise influence over the sale or refinancing of the property, the right to replace the general partner and exercise control over each Local Partnership.

     Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

     The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies (continued)

     c) Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash in banks, and investments in short-term money market accounts (which were purchased with maturities of three months or less).

     d) Investment in Marketable Securities

     Effective April 1, 1994, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 1996 and 1995 the Partnership has classified it securities as available-for-sale.

     Available-for-sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of shareholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. At March 31, 1996 and 1995, the net unrealized gain (loss) on securities available for sale was $11,101 and $(2,140), respectively.

     e) Cash held in Escrow

     The Partnership in certain instances will pay a certain percentage of the aggregate purchase price with the balance held in an interest bearing escrow account. The balance is released at the time of completion of the project.

     f) Property and Equipment

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reductions to estimated fair value.

     Property and equipment are depreciated over their estimated useful lives, which range from 20 to 40 years for properties. Equipment lives range from 5 to 7 years and are depreciated on a straight-line basis. The property is depreciated using accelerated or straight-line method.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies (continued)

     g) Acquisition Fees and Costs

     At investor closings, the General Partners were paid a property acquisition fee (equal to 6% of the gross proceeds) for evaluating and screening real property to be acquired. Acquisition fees and other acquisition expenses incurred by the Partnership are charged to the property accounts based on the costs of properties acquired.

     h) Income Taxes

     The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. The tax basis net loss exceeds the consolidated financial statement basis net loss at March 31, 1996 and March 31, 1994 by approximately $220,000 (unaudited) and $380,000 (unaudited), the consolidated financial statement basis net loss exceeds the tax basis net loss at March 31, 1995 by approximately $200,000 (unaudited) due primarily to depreciation, funding of guarantees and timing differences relating to the stub period between the parent company's fiscal year end for income tax and financial reporting purposes.

     i) Development Deficit Guarantees

     Amounts received under development deficit guarantees from the developers of the properties purchased by the Partnership are treated as a reduction of the asset.

     j) Operating Deficit Guarantees

     Amounts received under operating deficit guarantees from the local general partners are treated as operating loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

     k) Organization and Offering Costs

     Costs incurred to organize the Partnership, including but not limited to legal and accounting, are considered deferred organization expenses. These costs which have been capitalized are being amortized on the straight-line method over a 60-month period. Costs incurred to sell BACs including selling commissions and fees and the non-accountable expense allowance were considered selling and offering expenses. These costs were charged directly against limited partners' capital.

     l) Loss Contingencies

     The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies (continued)

     m) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions relating to reporting of assets, liabilities, revenues and expenses disclosed in the consolidated financial statements. Accordingly, actual results could differ from those estimates.

     n) Accounting Pronouncements Not Yet Implemented

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

     Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership currently does not expect the implementation to have a material impact on its financial condition or its future results of operations.

NOTE 3 - Fair Value of Financial Instruments

     In accordance with SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents, Cash Held in Escrow, Accounts Payable and Other Liabilities, Due to Local General Partners and Affiliates, and Due to General Partners and Affiliates

     The carrying amount approximates fair value because of the short-term maturity of those instruments.

     Mortgage Notes Payable

     The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

     The estimated fair values of the Partnership's mortgage note payable are as follows:

                                                            March 31, 1996
                                                       -------------------------
                                                        Carrying
                                                         Amount      Fair Value
                                                       -----------   -----------
         Mortgage Notes Payable for which it is:

         Practicable to estimate fair value            $41,408,491   $42,245,133
         Not Practicable (a)                           $30,841,122   $30,841,122

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Fair Value of Financial Instruments (continued)

     (a) The mortgage notes payable are insured by HUD primarily in accordance with Section 236 of the National Housing Act. New loans are no longer being insured in accordance with Section 236 and presently existing loans are subject to restrictions regarding prepayment. Management believes the estimation of fair value to be impracticable.

NOTE 4 - Property and Equipment

     The components of property and equipment are as follows:

                                                         March 31,
                                              ------------------------------
                                                   1996             1995

         Land                                 $   5,720,520    $   5,720,520
         Building and improvements              132,189,111      132,151,465
         Other                                    4,593,281        4,414,706
                                              -------------    -------------

                                                142,502,912      142,286,691
         Less:  Accumulated depreciation        (24,353,844)     (19,106,631)
                                              -------------    -------------
                                               $118,149,068     $123,180,060
                                               ============     ============

     Included in property and equipment is $4,281,577 of acquisition fees paid to the General Partners and $1,162,054 of acquisition expenses at March 31, 1996 and 1995. In addition, at March 31, 1996 and 1995, buildings and improvements include $3,965,423 of capitalized interest. Amounts funded pursuant to development deficit guarantees are shown as a reduction of the cost of property and equipment, equalling $1,930,840 at March 31, 1996. No such fundings occurred in Fiscal Years 1996, 1995 and 1994.

     In connection with the development or rehabilitation of the properties, the subsidiary partnerships have incurred developers' fees of $12,320,963 to the local general partner and affiliates. Such fees have been included in the costs of the properties at March 31, 1996 and 1995.

     Depreciation expense for the years ended March 31, 1996, 1995 and 1994 amounted to $5,247,213 $5,291,539 and $5,455,336, respectively.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Deferred Costs

     The components of deferred costs and their periods of amortization are as follows:

                                        March 31,
                        ---------------------------------------------
                            1996           1995             1994        Period
                        ------------   ------------     ------------  ----------
Financing expenses      $  3,052,495   $  3,045,080     $  3,045,080      (a)
Organization expenses        356,056        356,056          356,056   60 months
                        ------------   ------------     ------------

                           3,408,551      3,401,136        3,401,136
Less:  Accumulated
  amortization              (947,180)      (722,934)        (492,245)
                        ------------   ------------     ------------

                        $  2,461,371   $  2,678,202     $  2,908,891
                        ============   ============     ============

     (a) Over the life of the related mortgages, ranging from 15 to 50 years, using the interest method.

     Amortization of deferred costs for the years ended March 31, 1996, 1995 and 1994 amounted to $224,258, $230,689 and $228,307, respectively.

NOTE 6 - Mortgage Notes Payable

     At March 31, 1996 and 1995, mortgages payable, all of which are nonrecourse to the Partnership, are summarized as follows:

                                                       Carrying Amount at
               Range of                                    March 31,
Number of      Interest       Range of               ----------------------
Mortgages      Rates          Maturities             1996              1995
- - ---------      -----          ----------             ----              ----
    1          0%             2016               $    800,000      $    800,000
   12          1%             2015-2022            13,669,581        13,751,649
   11          3%-8.5%        1999-2031            12,877,496        12,943,857
   17          8.75%-9%       2007-2040            26,501,112        26,862,360
   18          9.24%-13.5%    2002-2032            18,401,424        18,661,505
                                                 ------------      ------------

                                                 $ 72,249,613      $ 73,019,371
                                                 ============      ============

     Each subsidiary partnerships mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

     Annual principal payments required for each of the next five years are as follows:

         Year Ending December 31                     Amount
         -----------------------                   ----------
                 1996                              $  591,439
                 1997                                 640,966
                 1998                                 695,200
                 1999                                 753,924
                 2000                                 818,694
                                                   ==========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Related Party Transactions and Transactions with General Partners and Affiliates

     Freedom SLP L.P., an affiliate of the General Partners, has either a .01% or 1% interest, as a special limited partner, in each of the Local Partnerships.

     The General Partners and their affiliates perform services for the Partnership. The costs incurred are as follows:

     a) Guarantees

     The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships whereby the Local General Partners have agreed to fund operating deficits for a specified period of time commencing at break-even point.

     The gross amount of the Operating Deficit Guarantees aggregate approximately $9,500,000 of which approximately $3,500,000, $4,400,000 and $0 had expired as of March 31, 1996, 1995, and 1994, respectively. During the years ended March 31, 1996, 1995 and 1994, approximately $102,000, $66,000 and
$119,000, respectively, has been funded by the local general partners to meet such obligations. Amounts funded under such agreements are treated as non-interest bearing loans. (See Note 7(b) below for repayment terms).

     b) Due to Local General Partners and Affiliates

     At March 31, 1996 and 1995, a majority of these fees were incurred in connection with the development of the property and have been included in the basis of the building.

     Due to local general partners and affiliates at March 31, 1996 and 1995 consists of the following:

                                                        1996            1995
                                                    ------------    ------------
         Operating advances                         $    355,892    $    602,839
         Development fees                              2,266,995       2,306,315
         Due to contractor                               114,620         114,620
         Operating deficit loans (i)                     485,925         384,025
         General partner distributions                       949             949
         Management and other fees                       161,139         169,625
                                                    ------------    ------------

                                                    $  3,385,520    $  3,578,373
                                                    ============    ============

     (i) Operating deficit loans consist of the following:

                                                        1996            1995
                                                    ------------    ------------
         Eagle Ridge                                $    152,987    $    108,987
         Oxford Trace                                     18,650          12,150
         Tivoli Place                                     22,800          30,800
         Wilshire Park                                   191,775         136,075

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-Related Party Transactions and Transactions with General Partners and Affiliates (Continued)


     These loans are unsecured, non-interest bearing and are payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.

                                                        1996            1995
                                                    ------------    ------------
         Parkside Townhomes                         $     81,135    $     77,435
         Ognotz Hall                                      18,578          18,578

     These loans are unsecured, non-interest bearing and are subordinate to the second mortgage.

         c) Other Expenses

     The costs incurred to related parties for the years ended March 31, 1996, 1995 and 1994 were as follows:

                                                    Year Ended March 31,
                                            ------------------------------------
                                               1996         1995         1994
                                            ----------   ----------    ---------
          Partnership management fees (a)   $  400,000   $  241,163    $ 198,837
          Expense reimbursement (b)            125,835      127,756      142,064
          Property management fees (c)         630,140      587,527      447,432
          Local administrative fee (d)          65,683       66,150       57,650
                                            ----------   ----------    ---------

                                            $1,221,658   $1,022,596    $ 845,983
                                            ==========   ==========    =========

     (a) The General Partners are entitled to receive a Partnership Management Fee, after payment of all Partnership expenses, which together with the Annual Local Administrative Fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid Partnership Management Fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original Capital Contributions plus a 10% Priority Return thereon (to the extent not theretofore paid out of Cash Flow).

     (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

     (c) Property management fees incurred by subsidiary partnerships amounted to $856,553, $805,923 and $623,601 for the 1996, 1995 and 1994 Fiscal Years,
respectively. Of these fees $595,406, $554,464 and $419,611 was incurred to affiliates of the subsidiary partnerships. In addition, $92,646, $68,998 and $44,634 were incurred to affiliates of the Related General Partner. Of such amounts incurred to affiliates of the Related General Partner, $57,912, $35,935 and $16,813 are also included in amounts incurred to affiliates of the subsidiary partnerships because they are incurred to affiliates of both.

     (d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships is entitled to receive an annual local administrative fee of up to $2,500 from each subsidiary partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. Certain information concerning the directors and executive officers of each of the General Partners is set forth below.

Related Freedom Associates Inc., ("RFAI") the sole general partner of Related Freedom Associates L.P.

      Name                                Position
      ----                                --------
      Stephen M. Ross                     Director

      J. Michael Fried                    President and Director

      Alan P. Hirmes                      Senior Vice President

      Stuart J. Boesky                    Senior Vice President

      Ryne A. Nishimi                     Vice President

      Marc D. Schnitzer                   Vice President

      Lawrence J. Lipton                  Assistant Vice President and Treasurer

      Robert Bordonaro                    Assistant Vice President

      Lynn A. McMahon                     Secretary

      Susan J. McGuire                    Assistant Secretary

     STEPHEN M. ROSS, 56, is a Director of RFAI. Mr. Ross is also President and a Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

     J. MICHAEL FRIED, 53, is President and a director of RFAI. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     ALAN P. HIRMES, 41, is a Senior Vice President of RFAI. Mr. Hirmes has been a certified public accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     STUART J. BOESKY, 40, is a Vice President of RFAI. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

     RYNE A. NISHIMI, 37, is a Vice President of RFAI. Mr. Nishimi is a Senior Vice President of and serves as the National Sales Manager for Related Capital Company and has held other positions in marketing since joining Capital in 1983. From 1981 to 1983, Mr. Nishimi worked for Fox & Carskadon Financial Corporation as a Marketing Manager in their real estate syndication operation. Mr. Nishimi graduated from Santa Clara University School of Business Administration with a Bachelor of Science degree.

     MARC D. SCHNITZER, 35, is a Vice President of RFAI. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

     LAWRENCE J. LIPTON, 40, is Treasurer and an Assistant Vice President of RFAI. Mr. Lipton is also a controller of The Related Companies, L.P. Mr. Lipton has been a certified public accountant in New York since 1989. Prior to joining Related, Mr. Lipton was employed by Deloitte & Touche from 1987-1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

     ROBERT BORDONARO, 42, is Assistant Vice President of RFAI. Mr. Bordonaro is also a controller of The Related Companies, L.P. Mr. Bordonaro has been a certified public accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982-1985 and Arthur Young from 1975-1981. Mr. Bordonaro graduated from New York University with a Bachelor of Science degree in 1974 and with a Masters of Business Administration degree in 1975.

     LYNN A. McMAHON, 40, is Secretary of RFAI. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

     SUSAN J. McGUIRE, 49, is Assistant Secretary of RFAI. Since January 1977 she has served as Assistant to the President and Office Manager at Capital. In January 1986, Ms. McGuire was promoted to Vice President of Related and she is also the Secretary of Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City. Ms. McGuire attended Queensboro Community College.

The Lehman General Partner

         Paul L. Abbott               Chairman of the Board, President and Chief
                                      Executive Officer

         Donald E. Petrow             Vice President

     PAUL A. ABBOTT, 50, is an Executive Vice President of Lehman Brothers and President of the Freedom General Partner. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for the investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University of St. Louis.

     DONALD E. PETROW, 39, is a First Vice President of Lehman Brothers and Vice President of the Freedom General Partner. From March 1989, he has been responsible for the investment management of various investment portfolios, including but not limited to, federal insured mortgages, residential real estate, broadcasting and energy. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman Brothers, was involved in investment banking activities relating to partnership finance and acquisition. Prior to joining Lehman Brothers, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace University.

Item 11. Executive Compensation.

     The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Partnership Agreement , the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partners collectively hold a 1% interest in all profits, losses and distributions attributable to operations and a subordinated 15% interest in such items attributable to sales and refinancings. See Note 7 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. Certain directors and officers of the General Partners receive compensation from the General Partner and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership.

     Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                      Name and address of       Amount and Nature of  Percentage
Title of Class        Beneficial Ownership      Beneficial Ownership   of Class
- - --------------        --------------------      --------------------   --------

General Partnership   Related Freedom           $1,000 capital           50%
Interest in the       Associates L.P.           contribution
Partnership           625 Madison Avenue        -directly owned
                      New York, NY 10022

                      Freedom GP Inc.           $1,000 capital          50%
                      c/o Lehman Brothers        contribution
                      3 World Financial Center  -directly owned
                      New York, NY 10285

     Freedom SLP L.P., a limited partnership whose general partners are the General Partners of the Partnership and which acts as the special limited partner of each Local Partnership, holds a 1% limited partnership interest in each Local Partnership.

     As of March 31, 1996, no person (other than the Assignor Limited Partner) was known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partners owns any Limited Partnership Interests or BACs.

Item 13. Certain Relationships and Related Transactions.

     The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and also Note 7 to the Financial Statements in Item 8 above, which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partners.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                     Sequential
                                                                        Page
                                                                     ----------
(a) 1.    Financial Statements

          Independent Auditors' Report                                 14

          Consolidated Balance Sheets as of March 31, 1996 and
          1995                                                         121

          Consolidated Statements of Operations for the years
          ended March 31, 1996, 1995 and 1994                          122

          Consolidated Statements of Changes in Partners' Capital
          for the years ended March 31, 1996, 1995 and 1994            123

          Consolidated Statements of Cash Flows for the years
          ended March 31, 1996, 1995 and 1994                          124-125

          Notes to Consolidated Financial Statements                   126-133

(a) 2.    Financial Statement Schedules

          Schedule I - Condensed Financial Information of
          Registrant                                                   143-145

          Schedule III - Real Estate and Accumulated Depreciation      146-150

          All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.    Exhibits

(3A) The Partnership's Amended and Restated Agreement of Limited Partnership, incorporated herein as an exhibit by reference to Exhibit A to the Partnership's Prospectus, dated February 9, 1990, as supplemented by supplements thereto dated December 7, 1990, May 10, 1991, July 10, 1991 and July 23, 1991 (as so
          supplemented, the "Prospectus"), filed with the Securities and Exchange Commission on July 30, 1992, as part of Post-Effective Amendment No. 6 to the Partnership's registration statement on Form S-11, File No. 33-30859 ("Post-Effective Amendment No. 6")

(3B) The Partnership's Certificate of Limited Partnership, as filed with Secretary of State of the State of Delaware on August 28, 1989, incorporated herein as an exhibit by reference to Exhibit (3C) to the Partnership's registration statement on Form S-11, File No. 33-30859, as filed with the Securities and Exchange Commission on September 1, 1989 (the "Initial S-11")

(10A) Form of Subscription Agreement, incorporated herein as an exhibit by reference to Exhibit B to the Prospectus as filed as part of Post-Effective Amendment No. 6



                                       -32

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)
                                                                     Sequential
                                                                        Page
                                                                     ----------
(a)3.     Exhibits

(10B) Form of Purchase and Sale Agreement pertaining to the Partnership's acquisition of Local Partnership
          Interests, incorporated herein as an exhibit by reference to Exhibit (10C) to the Initial S-11

(10C) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships, incorporated herein as an exhibit by reference to Exhibit (10D) to Pre-Effective Amendment No. 1 to the Partnership's registration statement on Form S-11, File No. 33-30859, as filed with the Securities and Exchange Commission on December 21, 1989

(22)      Subsidiaries of the Registrant                                  150

(27)      Financial Data Schedule (filed herewith)                        151


(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          FREEDOM TAX CREDIT PLUS L.P.
                                  (Registrant)


                                   By:    RELATED FREEDOM ASSOCIATES L.P.
                                          a general partner


                                          By: RELATED FREEDOM ASSOCIATES INC.
                                              a general partner

Date:  June 28, 1996

                                          By: /s/ J. Michael Fried
                                              ----------------------------------
                                              J. Michael Fried,
                                              President and Director


                                   By:    FREEDOM GP INC.
                                          a general partner

Date:  June 28, 1996

                                          By: /s/ Paul L. Abbott
                                              ----------------------------------
                                              Paul L. Abbott,
                                              President and Director
                                              (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


       Signature                         Title                        Date


/s/ J. Michael Fried         President and Director of Related     June 28, 1996
- - -----------------------      Freedom Associates Inc.
J. Michael Fried             (Principal executive officer)



/s/ Lawrence J. Lipton       Treasurer (Principal Financial and    June 28, 1996
- - -----------------------      Accounting Officer) of Related
Lawrence J. Lipton           Freedom Associates Inc.


/s/ Stephen M. Ross          Director of Related Freedom           June 28, 1996
- - -----------------------      Associates, Inc.
Stephen M. Ross


/s/ Paul L. Abbott           President, Chief Operating Officer    June 28, 1996
- - -----------------------      and Director of Freedon GP Inc.
Paul L. Abbott               (Chief Executive Officer)

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


          Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)


                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              March 31,
                                                     ---------------------------
                                                        1996            1995*
                                                     -----------     -----------
Cash and cash equivalents                            $   796,641     $   910,310
Investment in subsidiary partnerships                 40,582,659      45,115,113
Other assets                                              69,652          72,985
                                                     -----------     -----------

   Total assets                                      $41,448,952     $46,098,408
                                                     ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates                $   822,792     $   412,152
Accounts payable and other liabilities                    44,000          55,000
                                                     -----------     -----------

   Total liabilities                                     866,792         467,152

Partners' capital                                     40,582,160      45,631,256
                                                     -----------     -----------

Total liabilities and partners' capital              $41,448,952     $46,098,408
                                                     ===========     ===========


* Reclassified for comparative purposes

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF OPERATIONS


                                                   Year Ended March 31,
                                        ----------------------------------------
                                            1996          1995          1994
                                        -----------   -----------   -----------
Revenues

   Equity in loss of subsidiary
     partnerships                       $(4,429,069)  $(4,114,216)  $(4,197,420)
   Other income                                   0             0       156,656
                                        -----------   -----------   -----------

   Total Revenues                        (4,429,069)   (4,114,216)   (4,040,764)
                                        -----------   -----------   -----------

Expenses

   General and administrative                38,417       202,529        58,995
   General and administrative-related
     parties                                591,518       429,069       398,551
   Amortization                               3,333        10,000        10,000
                                        -----------   -----------   -----------

   Total Expenses                           633,268       641,598       467,546
                                        -----------   -----------   -----------

Net loss                                $(5,062,337)  $(4,755,814)  $(4,508,310)
                                        ===========   ===========   ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Year Ended March 31,
                                              ---------------------------------------
                                                  1996          1995          1994
                                              -----------   -----------   -----------
Cash flows from operating activities:

Net loss                                      $(5,062,337)  $(4,755,814)  $(4,508,310)
                                              -----------   -----------   -----------

Adjustments to reconcile net loss to
  net cash used in operating activities:

   Equity in loss of subsidiary partnerships    4,429,069     4,114,216     4,197,420
   Amortization                                     3,333        10,000        10,000
   Decrease (increase) in other assets                  0        88,332      (193,521)

   Increase (decrease) in liabilities:

   Due to general partner and affiliates          410,640       245,358       359,507
   Accounts payable and other liabilities         (11,000)       15,908      (170,036)
                                              -----------   -----------   -----------

   Total adjustments                            4,832,042     4,473,814     4,203,370
                                              -----------   -----------   -----------

   Net cash used in operating activities         (230,295)     (282,000)     (304,940)
                                              -----------   -----------   -----------

Cash flows from investing activities:

   Withdrawals from subsidiaries                        0             0        51,058
   Distributions from subsidiaries                116,626       157,786        18,670
                                              -----------   -----------   -----------

   Net cash provided by investing activities      116,626       157,786        69,728
                                              -----------   -----------   -----------

Net decrease in cash and cash equivalents        (113,669)     (124,214)     (235,212)

Cash and cash equivalents, beginning of year      910,310     1,034,524     1,269,736
                                              -----------   -----------   -----------

Cash and cash equivalents, end of year        $   796,641   $   910,310   $ 1,034,524
                                              ===========   ===========   ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 1996

             Cost of Property and Equipment Accumulated Depreciation

                                                                                 Cost       Purchase Price
                                              Initial Cost to Partnership    Capitalized     Adjustments
                                              ---------------------------    Subsequent to       (B)
                                                            Buildings and         to        Buildings and
Name and Location             Encumbrances       Land       Improvements     Acquisition    Improvements
- - -----------------             ------------    ----------    ------------     -----------    ------------
Properties:

Parkside Townhouses            $ 1,777,698   $   263,231      $  4,439,564   $    51,289   $          0
   York, PA
Twin Trees                       1,229,813       112,401         2,668,179        95,508        (47,642)
   Layton, UT
Bennion (Mulberry)               2,341,899       258,000         4,934,447       375,547        (22,842)
   Taylorsville, UT
Hunters Chase                    2,696,421       411,100         5,616,330        72,414       (713,028)
   Madison, AL
Bethel Park                      2,064,749       141,320         5,365,882        88,376       (846,229)
   Bethel, OH
Zebulon Park                     1,736,080       165,000         4,187,880        98,840       (542,936)
   Owensville, OH
Tivoli Place                     1,654,783       267,500         4,146,759        81,900       (207,625)
   Murphreesboro, TN
Northwood                        2,988,622       494,900         6,630,321        90,900       (294,886)
   Jacksonville, FL
Oxford Trace                       772,865       162,000         1,725,512        55,670       (161,049)
   Aiken, SC
Wilshire                         1,848,860       178,497         4,014,281        70,312       (432,405)
   Huntsville, AL
Ivanhoe                            601,090        41,000         1,136,915        33,554              0
   Salt Lake City, UT
Washington Avenue                        0        42,485         2,843,351        38,154              0
   Brooklyn, NY
C.H. Development                 1,825,373             3         3,294,688        46,902              0
   (Manhattan B)
   New York, NY


                                                                                                                     Life on which
                                        Gross Amount at which                                                       Depreciation in
                                    Carried At Close of the Period                         Year of                   Latest Income
                              ------------------------------------------                    Con-                      Statement is
                                           Buildings and                   Accumulated    struction/      Date          Computed
Name and Location                Land      Improvements         Total(A)    Depreciation   Renovation    Acquired        (C)(D)
- - -----------------             -----------  ------------         --------    ------------   ----------    --------        ------
Properties:

Parkside Townhouses           $  265,796     $  4,488,288    $  4,754,084   $  859,973        1989      Sept. 1990         27.5
   York, PA
Twin Trees                       115,125        2,713,321       2,828,446      632,770        1989      Oct. 1990          27.5
   Layton, UT
Bennion (Mulberry)               260,565        5,284,587       5,545,152    1,232,892        1989      Oct. 1990          27.5
   Taylorsville, UT
Hunters Chase                    413,665        4,973,151       5,386,816    1,331,154        1989      Oct. 1990          27.5
   Madison, AL
Bethel Park                      143,885        4,605,464       4,749,349    1,238,681        1989      Oct. 1990          27.5
   Bethel, OH
Zebulon Park                     167,565        3,741,219       3,908,784      948,647        1989      Oct. 1990          27.5
   Owensville, OH
Tivoli Place                     270,065        4,018,469       4,288,534      977,788        1989      Oct. 1990          27.5
   Murphreesboro, TN
Northwood                        497,465        6,423,770       6,921,235    1,591,833        1989      Oct. 1990          27.5
   Jacksonville, FL
Oxford Trace                     164,564        1,617,569       1,782,133      400,226        1989      Oct. 1990          27.5
   Aiken, SC
Wilshire                         181,060        3,649,625       3,830,685      943,960        1989      Oct. 1990          27.5
   Huntsville, AL
Ivanhoe                           42,677        1,168,792       1,211,469      186,003        1991      Jan. 1991          27.5
   Salt Lake City, UT
Washington Avenue                 44,162        2,879,828       2,923,990      451,631        1991      Jan. 1991          27.5
   Brooklyn, NY
C.H. Development                   1,680        3,339,913       3,341,593      600,067        1991      Jan. 1991          27.5
   (Manhattan B)
   New York, NY

                          FREEDOM TAX CREDIT PLUS L.P.
                         AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 1996

                                                                                 Cost       Purchase Price
                                              Initial Cost to Partnership    Capitalized     Adjustments
                                              ---------------------------    Subsequent to       (B)
                                                            Buildings and         to        Buildings and
Name and Location             Encumbrances       Land       Improvements     Acquisition    Improvements
- - -----------------             ------------    ----------    ------------     -----------    ------------
Davidson Court                           0        96,892           773,052        37,064              0
   Staten Island, NY
Magnolia Mews                    1,862,027       200,000           668,007     2,272,681              0
   Philadelphia, PA
Oaks Village                     1,479,669        63,548         1,799,849        61,915              0
   Whiteville, NC
Greenfield Village               1,490,308        78,296         1,806,126        41,934              0
   Dunn, NC
Morris Avenue                    2,684,778             2         4,767,049        35,554              0
   (CLM Equities)
   Bronx, NY
Victoria Manor                   2,742,728       615,000         5,340,962      (153,198)             0
   Riverside, CA
Ogontz Hall                      2,014,611             0           328,846     3,296,947              0
   Philadelphia, PA
Eagle Ridge                      1,611,093       321,594         2,627,385       (37,722)             0
   Stoughton, WI
Nelson Anderson                  3,938,892             2         6,524,096        33,554              0
   Bronx, NY
Conifer Irondequoit              3,025,833        20,000         5,407,108        10,663              0
   (Abraham Lincoln)
   Irondequoit, NY
Wilson Street Apts.              1,673,496        38,449                 0     3,370,325              0
   (Middletown)
   Middletown, PA
Lauderdale Lakes                 5,220,028       873,973         3,976,744     5,156,857              0
   Lauderdale Lakes, FL
Flipper Temple                   2,635,911        70,519         4,907,110       621,279              0
   Atlanta, GA


                                                                                                                     Life on which
                                        Gross Amount at which                                                       Depreciation in
                                    Carried At Close of the Period                         Year of                   Latest Income
                              ------------------------------------------                    Con-                      Statement is
                                           Buildings and                   Accumulated    struction/      Date          Computed
Name and Location               Land       Improvements        Total(A)    Depreciation   Renovation    Acquired        (C)(D)
- - -----------------             ---------    ------------        --------    ------------   ----------    --------        ------
Davidson Court                   98,569          808,439         907,008        143,857        1991      Mar. 1991          27.5
   Staten Island, NY
Magnolia Mews                   201,677        2,939,011       3,140,688        429,067        1991      Mar. 1991          27.5
   Philadelphia, PA
Oaks Village                     65,225        1,860,087       1,925,312        367,340        1991      Mar. 1991          27.5
   Whiteville, NC
Greenfield Village               79,973        1,846,383       1,926,356        366,558        1991      Mar. 1991          27.5
   Dunn, NC
Morris Avenue                     1,679        4,800,926       4,802,605        740,579        1991      Apr. 1991          27.5
   (CLM Equities)
   Bronx, NY
Victoria Manor                  616,677        5,186,087       5,802,764        868,553        1991      Apr. 1991          27.5
   Riverside, CA
Ogontz Hall                       1,677        3,624,116       3,625,793        513,870        1990      Apr. 1991          27.5
   Philadelphia, PA
Eagle Ridge                     323,271        2,587,986       2,911,257        624,316        1991      May 1991           27.5
   Stoughton, WI
Nelson Anderson                   1,679        6,555,973       6,557,652      1,022,046        1991      June 1991          27.5
   Bronx, NY
Conifer Irondequoit              21,677        5,416,094       5,437,771        900,566        1991      Sept. 1991         27.5
   (Abraham Lincoln)
   Irondequoit, NY
Wilson Street Apts.              40,126        3,368,648       3,408,774        426,356        1991      Sept. 1991         27.5
   (Middletown)
   Middletown, PA
Lauderdale Lakes                875,668        9,131,906      10,007,574        939,600        1991      Oct. 1991          40
   Lauderdale Lakes, FL
Flipper Temple                   72,196        5,526,712       5,598,908        931,691        1991      Oct. 1991          27.5
   Atlanta, GA

                          FREEDOM TAX CREDIT PLUS L.P.
                         AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 1996

                                                                                 Cost       Purchase Price
                                              Initial Cost to Partnership    Capitalized     Adjustments
                                              ---------------------------    Subsequent to       (B)
                                                            Buildings and         to        Buildings and
Name and Location             Encumbrances       Land       Improvements     Acquisition    Improvements
- - -----------------             ------------    ----------    ------------     -----------    ------------
220 Cooper Street                1,003,105        41,000                 0     3,650,277              0
   Camden, NJ
Vendome                          2,713,025        12,000         4,867,584       220,536              0
   Brooklyn, NY
Pecan Creek                      1,019,363        50,000         1,484,923         3,227              0
   Tulsa, OK
New Augusta Ltd.                   679,993        15,000           939,681         6,692              0
   (Rainer Villas)
   New Augusta, AL
Pine Shadow Apts.                1,643,789        74,550         2,117,989        70,607              0
   Waveland, MS
Windsor Place Apts.                769,123        40,000           904,888         6,737              0
   Wedowee, AL
Brookwood Apts.                  1,277,055        68,675         1,517,190        17,746              0
   Foley, AL
Heflin Hills Apts.                 747,286        50,000           841,300         5,402              0
   Heflin, AL
Shadowood Apts.                    752,428        27,000           898,800         3,227              0
   Stevenson, AL
Brittany Associates                691,440        20,000           843,592         4,050              0
   Dekalb, MS
Hidden Valley Apts.              1,295,663        68,000         1,637,840        10,134              0
   Brewton, AL
Westbrook Square L.P.            1,033,754        40,000         1,254,957         6,452              0
   Carthage, MS
Warsaw Elderly Housing Ltd.      1,147,141        98,819         1,333,606         3,227              0
   Warsaw, KY


                                                                                                                     Life on which
                                        Gross Amount at which                                                       Depreciation in
                                    Carried At Close of the Period                         Year of                   Latest Income
                              ------------------------------------------                    Con-                      Statement is
                                           Buildings and                   Accumulated    struction/      Date          Computed
Name and Location               Land       Improvements        Total(A)    Depreciation   Renovation    Acquired        (C)(D)
- - -----------------             ---------    ------------        --------    ------------   ----------    --------        ------
220 Cooper Street                 42,677        3,648,600       3,691,277      543,945        1991      Dec. 1991          27.5
   Camden, NJ
Vendome                           13,677        5,086,443       5,100,120      990,558        1991      Dec. 1991          20
   Brooklyn, NY
Pecan Creek                       50,161        1,487,989       1,538,150      193,650        1991      Dec. 1991          27.5
   Tulsa, OK
New Augusta Ltd.                  15,161          946,212         961,373      106,188        1991      Dec. 1991          27.5
   (Rainer Villas)
   New Augusta, AL
Pine Shadow Apts.                 74,711        2,188,435       2,263,146      292,980        1991      Dec. 1991          27.5
   Waveland, MS
Windsor Place Apts.               40,161          911,464         951,625      101,457        1991      Dec. 1991          27.5
   Wedowee, AL
Brookwood Apts.                   68,836        1,534,775       1,603,611      173,329        1991      Dec. 1991          27.5
   Foley, AL
Heflin Hills Apts.                50,161          846,541         896,702      105,686        1991      Dec. 1991          27.5
   Heflin, AL
Shadowood Apts.                   27,161          901,866         929,027      108,488        1991      Dec. 1991          27.5
   Stevenson, AL
Brittany Associates               20,161          847,481         867,642      105,724        1990      Dec. 1991          27.5
   Dekalb, MS
Hidden Valley Apts.               68,161        1,647,813       1,715,974      189,750        1991      Dec. 1991          27.5
   Brewton, AL
Westbrook Square L.P.             40,161        1,261,248       1,301,409      156,264        1990      Dec. 1991          27.5
   Carthage, MS
Warsaw Elderly Housing Ltd.       98,980        1,336,672       1,435,652      139,624        1991      Dec. 1991          27.5
   Warsaw, KY


                          FREEDOM TAX CREDIT PLUS L.P.
                         AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 1996

                                                                                 Cost       Purchase Price
                                              Initial Cost to Partnership    Capitalized     Adjustments
                                              ---------------------------    Subsequent to       (B)
                                                            Buildings and         to        Buildings and
Name and Location             Encumbrances       Land       Improvements     Acquisition    Improvements
- - -----------------             ------------    ----------    ------------     -----------    ------------
West Hill Square Apts. Ltd.        775,593        60,000           954,020         4,660              0
   Gordo, AL
Elmwood Assoc.                     713,625        81,500           829,183         7,812              0
   Picayune, MS
Harmony Gate Assoc.              4,069,603             0         9,757,807        27,490              0
   Los Angeles, CA
                               ___________    __________      ____________   ___________    ___________

                               $72,249,613    $5,662,256      $120,113,803   $19,995,495    $(3,268,642)
                               ===========    ==========      ============   ===========    ===========

                                                                                                                     Life on which
                                        Gross Amount at which                                                       Depreciation in
                                    Carried At Close of the Period                         Year of                   Latest Income
                              ------------------------------------------                    Con-                      Statement is
                                           Buildings and                   Accumulated    struction/      Date          Computed
Name and Location                Land      Improvements         Total(A)    Depreciation   Renovation    Acquired        (C)(D)
- - -----------------             -----------  ------------         --------    ------------   ----------    --------        ------
West Hill Square Apts. Ltd.        60,161          958,519      1,018,680      115,435        1991      Dec. 1991          27.5
   Gordo, AL
Elmwood Assoc.                     81,661          836,834        918,495       85,414        1991      Dec. 1991          27.5
   Picayune, MS
Harmony Gate Assoc.                   161        9,785,136      9,785,297     1,275,328       1992      Jan. 1992          27.5
   Los Angeles, CA
                               __________     ____________    ___________    ___________

                               $5,720,520     $136,782,392    $142,502,912   $24,353,844
                               ==========     ============    ============   ===========


(A)  Aggregate cost for federal income tax purposes, $145,300,494

(B) Rental guarantees and development deficit guarantees for GAAP purposes are treated as a reduction of the asset

(C) Furniture and fixtures, included with buildings and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 7 years.

(D) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership from date of acquisition.

(E)  Reconciliation of Real Estate owned:

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 1996




                                  Cost of Property and Equipment                            Accumulated Depreciation
                                  ------------------------------                            -------------------------------
                                                                      Year Ended  March 31,
                                                                   -------------------------

                                        1996           1995            1994           1996           1995           1994
                                    ------------   ------------    ------------    -----------    -----------    -----------
Balance at beginning of period      $142,286,691   $142,182,937    $142,031,852    $19,106,631    $13,815,092    $ 8,359,756
Additions during period:
   Improvements                          216,221        103,754         151,085
   Depreciation expense                                                              5,247,213      5,291,539      5,455,336
                                    ------------   ------------    ------------    -----------    -----------    -----------

Balance at end of period            $142,502,912   $142,286,691    $142,182,937    $24,353,844    $19,106,631    $13,815,092
                                    ============   ============    ============    ===========    ===========    ===========


At the time the local partnerships were acquired by Freedom Tax Credit Plus L.P., the entire purchase price paid by Freedom Tax Credit Plus L.P. was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.

Exhibit 22

                                                                   Jurisdiction
(c)      Subsidiaries of the Registrant                          of Organization
         ------------------------------                          ---------------

         Parkside Townhomes Associates                                  PA
         Twin Trees Apartments                                          UT
         Bennion Park Apartments (Mulberry)                             UT
         Hunters Chase Apartments                                       AL
         Wilshire Park Apartments                                       AL
         Bethel Park Apartments                                         OH
         Zebulon Park Apartments                                        OH
         Tivoli Place Apartments                                        TN
         Northwood  Apartments of Georgia                               FL
         Oxford Trace Apartments                                        SC
         Ivanhoe Apartments Limited Partnership                         UT
         Washington Brooklyn Limited Partnership                        NY
         C.H. Development Group Associates (Manhattan B)                NY
         Davidson Court Limited Partnership                             NY
         Magnolia Mews Limited Partnership                              PA
         The Oaks Village Limited Partnership                           NC
         Greenfield Village Limited Partnership                         NC
         CLM Equities Limited Partnership (Morris Avenue)               NY
         Victoria Manor Associates                                      CA
         Ogontz Hall Investors                                          PA
         Eagle Ridge Limited Partnership                                WI
         Nelson Anderson Affordable Housing Limited Partnership         NY
         Conifer Irondequoit Associates (Abraham Lincoln)               NY
         Middletown Associates (Wilson Street)                          PA
         Lauderdale Lakes Associates, Ltd.                              FL
         Flipper Temple Associates Limited Partnership                  GA
         220 Cooper Street Associates Limited Partnership               NJ
         Pecan Creek                                                    OK
         363 Grand Vendome Associates Limited Partnership               NY
         New Augusta Ltd. (Rainer Villas)                               AL
         Pine Shadow Apartments                                         AL
         Windsor Place Apartments                                       AL
         Brookwood Apartments, Ltd.                                     AL
         Heflin Hills Apartments, Ltd.                                  AL
         Shadowood Apts., Ltd.                                          AL
         Brittany Associates, Ltd.                                      MS
         Hidden Valley Apartments                                       AL
         Westbrook Square Limited Partnership                           MS
         Warsaw Elderly Housing Ltd. (Royal Pines Apts.)                KY
         West Hill Square Apts., Ltd.                                   AL
         Elmwood Associates                                             MS
         Harmony Gate Associates                                        CA