Form 10-Q
period 1996-06-30
FREEDOM TAX CREDIT PLUS LP
filed 1996-08-13
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the quarterly period ended June 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934




                         Commission File Number 0-24652



                          FREEDOM TAX CREDIT PLUS L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                               13-3533987)
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization


625 Madison Avenue, New York, New York                                   10022
- - ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)




Registrant's telephone number, including area code (212) 421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS

                                                                                June 30,          March 31,
                                                                                  1996              1996*
                                                                              ------------      ------------
Property and equipment - (at cost, net of accumulated depreciation
   of $25,668,138 and $24,353,844, respectively)                              $116,847,870      $118,149,068
Cash and cash equivalents                                                        1,610,654         2,243,763
Investment in marketable securities                                                111,681           115,961
Cash held in escrow                                                              3,748,245         3,511,010
Deferred costs (net of accumulated amortization of $1,000,545 and
   $947,180, respectively)                                                       2,408,006         2,461,371
Other assets                                                                     1,072,078         1,142,343
                                                                              ------------      ------------

   Total Assets                                                               $125,798,534      $127,623,516
                                                                              ============      ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                                                     $ 72,125,323      $ 72,249,613
   Accounts payable and other liabilities                                        2,404,098         2,515,873
   Due to local general partners and affiliates                                  3,169,193         3,385,520
   Due to general partners and affiliates (Note 2)                                 998,354           959,842
                                                                              ------------      ------------

   Total Liabilities                                                            78,696,968        79,110,848

   Minority interests                                                            7,795,597         7,930,508
                                                                              ------------      ------------

Partners' Capital:
   Limited partners (72,896 BAC's
   issued and outstanding)                                                      39,586,801        40,845,993
   General partners                                                               (287,653)         (274,934)
   Unrealized gain on marketable securities                                          6,821            11,101
                                                                              ------------      ------------

   Total Partners' Capital                                                      39,305,969        40,582,160
                                                                              ------------      ------------

   Total Liabilities and Partners' Capital                                    $125,798,534      $127,623,516
                                                                              ============      ============


* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                          June 30,
                                                                              -----------------------------
                                                                                  1996               1995*
                                                                              ------------     ------------

Revenues

   Rental income                                                              $  2,946,970      $  2,898,356
   Other (principally interest)                                                    307,231           317,159
                                                                              ------------      ------------

                                                                                 3,254,201         3,215,515
                                                                              ------------       ------------
Expenses

   General and administrative                                                      546,174           488,953
   General and administrative-related parties (Note 2)                             250,271           285,205
   Operating and other                                                             331,502           308,804
   Repairs and maintenance                                                         471,133           390,709
   Real estate taxes                                                               229,863           210,653
   Insurance                                                                       121,944           118,580
   Financial, principally interest                                               1,223,024         1,222,166
   Depreciation and amortization                                                 1,367,659         1,413,143
                                                                              ------------      ------------

                                                                                 4,541,570         4,438,213
                                                                              ------------      ------------
Loss before minority interest                                                   (1,287,369)       (1,222,698)
                                                                              ------------      ------------
Minority interest in loss of subsidiary partnerships                                15,458            14,346
                                                                              ------------      ------------
Net loss                                                                      $ (1,271,911)     $ (1,208,352)
                                                                              ============      ============
Number of BACs outstanding                                                          72,896            72,896
                                                                              ============      ============
 Net loss Limited Partners                                                    $ (1,259,192)     $ (1,196,268)
                                                                              ============      ============
Net loss per BAC                                                              $     (17.27)     $     (16.41)
                                                                              ============      ============



* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)



                                                                                      Net unrealized
                                                                                      Gain (Loss) on
                                                          Limited         General       Marketable
                                           Total          Partners        Partners      Securities
                                        ------------     -----------      ---------   --------------

Partners' capital - April 1, 1996       $40,582,160      $40,845,993      $(274,934)     $11,101

Net loss                                 (1,271,911)      (1,259,192)       (12,719)           0

Change in net unrealized gain
in marketable securities                     (4,280)               0              0       (4,280)
                                        -----------      -----------      ---------      -------

Partners' capital - June 30, 1996       $39,305,969      $39,586,801      $(287,653)     $ 6,821
                                        ===========      ===========      =========      =======



See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        June 30,
                                                              --------------------------
                                                                 1996           1995
                                                              -----------    -----------

Cash flows from operating activities:

Net loss                                                      $(1,271,911)   $(1,208,352)
                                                              -----------    -----------

Adjustments to reconcile net loss to net cash used in erating activities:

   Depreciation and amortization                                1,367,659      1,413,143
   Minority interest in loss of subsidiaries                      (15,458)       (14,346)
   Decrease (increase) in other assets                             70,265       (140,237)
   Decrease in accounts payable and other liabilities            (111,775)       (42,503)
   Increase in cash held in escrow                               (237,235)      (180,073)
   Increase in due to general partners                             38,512         58,057
   Decrease in due to local general partners and affiliates      (216,327)        (1,328)
                                                              -----------    -----------

   Net cash used in operating activities                         (376,270)      (115,639)
                                                              -----------    -----------

Cash flows from investing activities:

   Acquisition of property and equipment                          (13,096)          (371)
                                                              -----------    -----------

   Net cash used in investing activities                          (13,096)          (371)
                                                              -----------    -----------

Cash flows from financing activities:

   Repayments of mortgage notes                                  (124,290)      (125,428)
   Decrease in capitalization of consolidated subsidiaries
     attributable to minority interest                           (119,453)        (9,875)
                                                              -----------    -----------

   Net cash used in financing activities                         (243,743)      (135,303)
                                                              -----------    -----------

Net decrease in cash and cash equivalents                        (633,109)      (251,313)

Cash and cash equivalents at beginning of period                2,243,763      2,421,179
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $ 1,610,654    $ 2,169,866
                                                              ===========    ===========


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 1  -     General

              The consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and 42 subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

              The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

              All intercompany accounts and transactions have been eliminated in consolidation.

              Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

              Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $15,000 and $14,000 for the three months ended June 30, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through June 30, 1996, the Partnership has not recorded and provisions for loss in impairment of assets or reduction to estimated fair value.

              The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1996 and the results of operations and its cash flows for the three months ended June 30, 1996 and 1995. However, the operating results for the three months ended June 30, 1996 may not be indicative of the results for the year.

              Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 2  -     Related Party Transactions

                  The costs incurred to related parties for the three months ended June 30, 1996 and 1995 were as follows:

                                                    Three Months Ended
                                                         June 30,
                                                   -------------------
                                                    1996       1995
                                                   --------   --------
              Partnership management fees (a)      $ 50,000   $100,000
              Expense reimbursement (b)              39,694     32,233
              Property management fees (c)          144,577    135,972
              Local administrative fee (d)           16,000     17,000
                                                   --------   --------

                                                   $250,271   $285,205
                                                   ========   ========

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

              (c) Property management fees incurred by subsidiary partnerships amounted to $205,000 and $194,000 for the three months ended June 30, 1996 and 1995, respectively. Of these fees $136,000 and $128,000 were incurred to affiliates of the subsidiary partnerships for the three months ended June 30, 1996 and 1995, respectively. In addition, $21,000 and $22,000 were incurred to affiliates of the Related General Partner for the three months ended June 30, 1996 and 1995, respectively. Of such amounts incurred to affiliates of the Related General Partner, $12,000 and $14,000 for the three months ended June 30, 1996 and 1995, respectively, are also included in amounts incurred to affiliates of the subsidiary partnerships because they are incurred to affiliates of both.

              (d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships is entitled to receive an annual local administrative fee of up to $2,500 per year from each subsidiary partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- - -------------------------------

              The Partnership's primary source of funds was from the proceeds of its public offering. During the three months ended June 30, 1996, the primary sources of liquidity included working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.

              A working capital reserve of approximately $2,551,360 (3.8% of gross equity raised) was initially established. Approximately $793,000 remains in the reserve as of June 30, 1996 and the balance was previously used to pay operating expenses of the Partnership including Partnership management fees payable to the General Partners.

              During the three months ended June 30, 1996 and 1995, the distributions received from the Local Partnerships approximated $113,000 and $21,000. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph will be used to meet the operating expenses of the Partnership.

              During the three months ended June 30, 1996, cash and cash equivalents of the Partnership and its forty two consolidated Local Partnerships decreased approximately $633,000 primarily as a result of cash used in operating activities ($376,000), acquisition of property and equipment ($13,000), a decrease in the capitalization of Local Partnerships attributable to minority interest ($119,000) and repayments of mortgage loans ($124,000). Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization in the amount of $1,367,659.

              Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be experiencing downswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy.


Results of Operations
- - ---------------------

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through June 30, 1996, the Partnership has not recorded and provisions for loss in impairment of assets or reduction to estimated fair value.

              The results of operations for the three months ended June 30, 1996 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

              Rental income has remained fairly consistent with an increase of less than 2% for the three months ended June 30, 1996 as compared to the corresponding period in 1995, primarily due to rental rate increases.

              Total expenses excluding general and administrative, general and administrative- related parties and repairs and maintenance remained fairly constant with an increase of less than 1% for the three months ended June 30, 1996 as compared to the corresponding periods in 1995.

              General and administrative expenses increased approximately $57,000 for the three months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to an overaccrual at March 31, 1995 which was reversed in the first quarter as well as small increases at five Local Partnerships.

              General and administrative-related parties expenses decreased approximately $35,000 for the three months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to a decrease in Partnership management fees in 1996 as compared to 1995.

              Repairs and maintenance increased approximately $80,000 for the three months ended June 30, 1996, as compared to the corresponding period in 1995. This increase is primarily due to an increase in landscaping expenses and carpeting replacement at two Local Partnerships as well as small increases at four other Local Partnerships.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - none

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  27     Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES
                                   ----------



                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        FREEDOM TAX CREDIT PLUS L.P.
                        ----------------------------
                        (Registrant)

                        By:    RELATED FREEDOM ASSOCIATES L.P.,
                               a General Partner

                        By:    RELATED FREEDOM ASSOCIATES INC.,
                               a General Partner

Date:  August 13, 1996

                               By:  /s/ Alan Hirmes
                                    ---------------
                                    Alan Hirmes, Vice President

Date:  August 13, 1996

                               By:  /s/ Lawrence J. Lipton
                                    ----------------------
                                    Lawrence J. Lipton, Treasurer
                                    (Principal Financial and Accounting Officer)

                               and

                        By:    FREEDOM G.P. INC.,
                               a General Partner

Date: August 13, 1996

                               By:  /s/ Paul L. Abbott
                                    ------------------
                                    Paul L. Abbott, President