Form 10-Q
period 1996-09-30
FREEDOM TAX CREDIT PLUS LP
filed 1996-11-13
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934




For the quarterly period ended September 30, 1996


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934



                         Commission File Number 0-24652



                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                 13-3533987
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)




Registrant's telephone number, including area code (212) 421-5333



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                     ASSETS


                                                                            September 30,        March 31,
                                                                                 1996               1996*
Property and equipment - (at cost, net of accumulated depreciation
   of $27,965,790 and $24,353,844, respectively)                              $115,571,073      $118,149,068
Cash and cash equivalents                                                        1,368,385         2,243,763
Investment in marketable securities                                                109,942           115,961
Cash held in escrow                                                              3,797,762         3,511,010
Deferred costs (net of accumulated amortization of $1,053,355 and
   $947,180, respectively)                                                       2,355,196         2,461,371
Other assets                                                                       896,129         1,142,343
                                                                              ------------      ------------

   Total Assets                                                               $124,098,487      $127,623,516
                                                                              ============      ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                                                    $  71,991,492     $  72,249,613
   Accounts payable and other liabilities                                        2,280,163         2,515,873
   Due to local general partners and affiliates                                  3,021,721         3,385,520
   Due to general partners and affiliates (Note 2)                               1,035,062           959,842
                                                                              ------------      ------------

   Total Liabilities                                                            78,328,438        79,110,848

   Minority interests                                                            7,728,851         7,930,508
                                                                              ------------      ------------

Partners' Capital:
   Limited partners (72,896 BAC's
   issued and outstanding)                                                      38,336,399        40,845,993
   General partners                                                               (300,283)         (274,934)
   Unrealized gain on marketable securities                                          5,082            11,101
                                                                              ------------      ------------

   Total Partners' Capital                                                      38,041,198        40,582,160
                                                                              ------------      ------------

   Total Liabilities and Partners' Capital                                    $124,098,487      $127,623,516
                                                                              ============      ============




* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended                 Six Months Ended
                                                      September 30,                     September 30,
                                           ------------------------------     ------------------------------
                                                1996              1995*            1996             1995*
                                           ------------      ------------     ------------      ------------
Revenues

   Rental income                           $  2,962,674      $  2,878,929     $  5,909,644      $  5,777,285
   Other (principally interest)                 340,965           332,459          648,196           649,618
                                           ------------      ------------     ------------      ------------

                                             3,303, 639         3,211,388        6,557,840         6,426,903
                                           ------------      ------------     ------------      ------------
Expenses

   General and administrative                   478,679           502,466        1,024,853           991,419
   General and administrative-
     related parties (Note 2)                   251,009           307,799          501,280           593,004
   Operating and other                          333,267           272,896          664,769           581,700
   Repairs and maintenance                      551,036           457,679        1,022,169           848,388
   Real estate taxes                            223,094           205,375          452,957           416,028
   Insurance                                    106,814            99,597          228,758           218,177
   Financial, principally interest            1,288,113         1,219,042        2,511,137         2,441,208
   Depreciation and amortization              1,350,462         1,371,138        2,718,121         2,784,281
                                           ------------      ------------     ------------      ------------

                                              4,582,474         4,435,992        9,124,044         8,874,205
                                           ------------      ------------     ------------      ------------

Loss before minority interest                (1,278,835)       (1,224,604)      (2,566,204)       (2,447,302)

Minority interest in loss of
   subsidiary partnerships                       15,803            14,179           31,261            28,525
                                           ------------      ------------     ------------      ------------

Net loss                                   $ (1,263,032)     $ (1,210,425)    $ (2,534,943)     $ (2,418,777)
                                           ============      ============     ============      ============
Net loss - limited partners                $ (1,250,402)     $ (1,198,321)    $ (2,509,594)     $ (2,394,589)
                                           ============      ============     ============      ============
Number of BACs outstanding                 $     72,896            72,896           72,896            72,896
                                           ============      ============     ============      ============

Net loss per BAC                           $     (17.15)     $     (16.44)    $     (34.42)     $     (32.85)
                                           ============      ============     ============      ============




* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)





                                                                                                Net unrealized
                                                                                                Gain (Loss) on
                                                             Limited          General              Marketable
                                             Total           Partners         Partners             Securities
                                          -----------      -----------     ------------          -----------
Partners' capital - April 1, 1996         $40,582,160      $40,845,993        $(274,934)            $ 11,101

Net loss                                   (2,534,943)      (2,509,594)         (25,349)                   0

Change in net unrealized gain
   on marketable securities                    (6,019)               0                0               (6,019)
                                          -----------      -----------     ------------          -----------

Partners' capital - September 30, 1996    $38,041,198      $38,336,399     $   (300,283)         $     5,082
                                          ===========      ===========     ============          ===========









See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                                   Six Months Ended
                                                                                     September 30,
                                                                              -----------------------------
                                                                                  1996            1995
                                                                              ------------     ------------

Cash flows from operating activities:

Net loss                                                                      $ (2,534,943)    $ (2,418,777)
                                                                              ------------     ------------

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

   Depreciation and amortization                                                 2,718,121        2,784,281
   Minority interest in loss of subsidiaries                                       (31,261)         (28,525)
   Decrease in other assets                                                        246,214          144,430
   (Decrease) increase in accounts payable and other liabilities                  (235,710)           1,406
   Increase in cash held in escrow                                                (286,752)        (338,127)
   Increase in due to general partners and affiliates                               75,220          170,300
   Decrease in due to local general partners and affiliates                       (363,799)         (65,795)
                                                                              ------------     ------------

   Net cash (used in) provided by operating activities                            (412,910)         249,193
                                                                              ------------     ------------

Cash flows from investing activities:

   Acquisition of property and equipment                                           (33,951)          (5,549)
                                                                              ------------     ------------

   Net cash used in investing activities                                           (33,951)          (5,549)
                                                                              ------------     ------------

Cash flows from financing activities:

   Repayments of mortgage notes                                                   (258,121)        (216,376)
   Decrease in capitalization of consolidated subsidiaries
     attributable to minority interest                                            (170,396)        (176,237)
                                                                              ------------     ------------

   Net cash used in financing activities                                          (428,517)        (392,613)
                                                                              ------------     ------------

Net decrease in cash and cash equivalents                                         (875,378)        (148,969)

Cash and cash equivalents at beginning of period                                 2,243,763        2,421,179
                                                                              ------------     ------------

Cash and cash equivalents at end of period                                    $  1,368,385     $  2,272,210
                                                                              ============     ============





See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1  -     General

              The consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and 42 subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or the General Partner, which General Parnter has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

              The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

              All intercompany accounts and transactions have been eliminated in consolidation.

              Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

              Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $16,000 and $14,000 and $31,000 and $29,000 for the three and six months ended September 30, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

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

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995 and its cash flows for the six months ended September 30, 1996 and 1995. However, the operating results for the six months ended September 30, 1996 may not be indicative of the results for the year.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1 - General (continued)

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


NOTE 2  -     Related Party Transactions

                  The costs incurred to related parties for the three and six months ended September 30, 1996 and 1995 were as follows:

                                                   Three Months Ended                Six Months Ended
                                                      September 30,                    September 30,
                                              ---------------------------        ---------------------------
                                                1996              1995              1996            1995
                                              ---------         ---------        ---------         ---------
              Partnership management
                fees (a)                      $  50,000         $ 100,000        $ 100,000         $ 200,000
              Expense reimbursement (b)          34,241            32,833           73,935            65,066
              Property management fees (c)      150,768           157,966          295,345           293,938
              Local administrative fee (d)       16,000            17,000           32,000            34,000
                                              ---------         ---------        ---------         ---------

                                              $ 251,009         $ 307,799        $ 501,280         $ 593,004
                                              =========         =========        =========         =========

              (a) The General Partners are entitled to receive a Partnership Management Fee, after payment of all Partnership expenses, which together with the Annual Local Administrative Fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid Partnership Management Fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original Capital Contributions plus a 10% Priority Return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $850,000 and $950,000 were accrued and unpaid as of September 30, 1996 and March 31, 1996, respectively.

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

              (c) Property management fees incurred by subsidiary partnerships amounted to $210,212 and $211,401, and $414,956 and $405,777 for the three and six months ended September 30, 1996 and 1995, respectively. Of these fees $142,085 and $149,700, and $278,059 and $277,406 were incurred to affiliates of the subsidiary partnerships for the three and six months ended September 30, 1996 and 1995, respectively. In addition,

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 2  -     Related Party Transactions (continued)

$21,941 and $23,127, and $43,033 and $45,055 were incurred to affiliates of the Related General Partner for the three and six months ended September 30, 1996 and 1995, respectively. Of such amounts incurred to affiliates of the Related General Partner, $13,258 and $14,861, and $25,747 and $28,523 for the three and six months ended September 30, 1996 and 1995, respectively, are also included in amounts incurred to affiliates of the subsidiary partnerships because they are incurred to affiliates of both.

              (d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships is entitled to receive an annual local administrative fee of up to $2,500 per year from each subsidiary partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

              The Partnership's primary source of funds was from the proceeds of its public offering. During the six months ended September 30, 1996, the primary sources of liquidity included working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.

              A working capital reserve of approximately $2,551,360 (3.8% of gross equity raised) was initially established. Approximately $714,000 remains in the reserve as of September 30, 1996 and the balance was previously used to pay operating expenses of the Partnership including Partnership management fees payable to the General Partners.

              During the six months ended September 30, 1996 and 1995, the distributions received from the Local Partnerships approximated $114,000 and $123,000. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph will be used to meet the operating expenses of the Partnership.

              During the six months ended September 30, 1996, cash and cash equivalents of the Partnership and its forty two consolidated Local Partnerships decreased approximately $875,000 primarily as a result of cash used in operating activities ($413,000), acquisition of property and equipment ($34,000), a decrease in the capitalization of Local Partnerships attributable to minority interest ($170,000) and repayments of mortgage loans ($258,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization in the amount of approximately $2,718,000.

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

Results of Operations
---------------------

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

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeded estimated fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              The results of operations for the three and six months ended September 30, 1996 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

              Rental income has remained fairly consistent with increases of 3% and 2% for the three and six months ended September 30, 1996 as compared to the corresponding period in 1995, primarily due to rental rate increases.

              Total expenses excluding general and administrative-related parties, operating and other, and repairs and maintenance remained fairly constant with increases of 1% for both the three and six months ended September 30, 1996 as compared to the corresponding periods in 1995.

              General and administrative-related parties expenses decreased approximately $57,000 and $92,000 for the three and six months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to a decrease in partnership management fees.

              Operating and other expenses increased approximately $60,000 and $83,000 for the three and six months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to an increase in utilities at four Local Partnerships.

              Repairs and maintenance increased approximately $93,000 and $174,000 for the three and six months ended September 30, 1996, as compared to the corresponding periods in 1995. These increases are primarily due to an increase in painting expenses at two Local Partnerships, parking lot and asphalt repairs as well as carpet replacement at a third Local Partnership, landscaping and carpet replacement at a fourth Local Partnership, as well as small increases at two other Local Partnerships.

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


                                  FREEDOM TAX CREDIT PLUS L.P.
                                  ----------------------------
                                  (Registrant)

                                  By:    RELATED FREEDOM ASSOCIATES L.P.,
                                         a General Partner

                                  By:    RELATED FREEDOM ASSOCIATES INC.,
                                         a General Partner

Date:    November 13, 1996

                                         By:   /s/ Alan Hirmes
                                               ---------------
                                               Alan Hirmes, Vice President
                                               (Principal Financial Officer)
Date:    November 13, 1996

                                         By:   /s/ Richard A. Palermo
                                               ----------------------
                                               Richard A. Palermo, Treasurer
                                               (Principal Accounting Officer)

                                  and

                                  By:    FREEDOM G.P. INC.,
                                         a General Partner

Date:    November 13, 1996

                                         By:   /s/ Paul L. Abbott
                                               ------------------
                                               Paul L. Abbott, President