Form 10-Q
period 1996-12-31
FREEDOM TAX CREDIT PLUS LP
filed 1997-02-14
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


                  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 --- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1996


                                       OR


                 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24652



                          FREEDOM TAX CREDIT PLUS L.P.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)



            Delaware                                  13-3533987
     ------------------------------              -------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)


    625 Madison Avenue, New York, New York               10022
    ---------------------------------------            ----------
   (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---   ---

                         PART I - Financial Information

Item 1.  Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           Consolidated Balance Sheets
                                   (Unaudited)

                                             ============  ============
                                              December 31,    March 31,
                                                  1996          1996*
                                              -----------  ------------
Property and equipment - (at cost,
   net of accumulated depreciation
   of $28,302,605 and $24,353,844,
   respectively)                             $114,283,906  $118,149,068
Cash and cash equivalents                       1,370,477     2,243,763
Investment in marketable securities               109,808       115,961
Cash held in escrow                             4,035,176     3,511,010
Deferred costs (net of accumulated
   amortization of $1,104,921 and
   $947,180, respectively)                      2,303,630     2,461,371
Other assets                                    1,049,852     1,142,343
                                              -------------------------

   Total Assets                              $123,152,849  $127,623,516
                                              ===========  ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                    $ 71,820,742  $ 72,249,613
   Accounts payable and other
    liabilities                                 2,692,364     2,515,873
   Due to local general partners and
    affiliates                                  3,024,280     3,385,520
   Due to general partners and
    affiliates (Note 2)                         1,121,255       959,842
                                              -------------------------

   Total Liabilities                           78,658,641    79,110,848

   Minority interests                           7,714,301     7,930,508
                                              -------------------------

Partners' Capital:
   Limited partners (72,896 BAC's
   issued and outstanding)                     37,087,854    40,845,993
   General partners                              (312,895)     (274,934)
   Unrealized gain on marketable
    securities                                      4,948        11,101
                                               ------------------------

   Total Partners' Capital                     36,779,907    40,582,160

   Total Liabilities and Partners'
    Capital                                  $123,152,849  $127,623,516
                                             ============  ============

* Reclassified for comparative purposes

See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Operations
                                   (Unaudited)

                                 ====================         =======================
                                  Three Months Ended             Nine Months Ended
                                     December 31,                  December 31,
                                 ----------------------       -----------------------
                                  1996            1995*        1996             1995*
                                 ----------------------       -----------------------
Revenues
 Rental income                 $ 3,012,651  $ 2,969,083    $ 8,922,295    $ 8,746,368
 Other (principally
  interest)                        304,591      331,825        952,787        981,443
                               -----------  -----------    -----------    -----------
                                 3,317,242    3,300,908      9,875,082      9,727,811
                               -----------  -----------    -----------    -----------
Expenses
 General and
  administrative                   483,465      415,128      1,508,318      1,406,547
 General and
  administrative-
  related parties
  (Note 2)                         255,759      287,686        757,039        880,690
 Operating and
  other                            317,050      310,344        981,819        892,044
 Repairs and
  maintenance                      583,528      571,356      1,605,697      1,419,744
 Real estate taxes                 212,059      218,125        665,016        634,153
 Insurance                         111,507      111,616        340,265        329,793
 Financial,
  principally
  interest                       1,241,200    1,244,107      3,752,337      3,685,315
 Depreciation and
  amortization                   1,388,381    1,372,135      4,106,502      4,156,416
                               -----------  -----------    -----------    -----------
                                 4,592,949    4,530,497     13,716,993     13,404,702
                               -----------  -----------    -----------    -----------

Loss before minority
 interest                       (1,275,707)  (1,229,589)    (3,841,911)    (3,676,891)

Minority interest in
 loss of subsidiary
 partnerships                       14,550       14,114         45,811         42,639
                               -----------  -----------    -----------    -----------

Net loss                       $(1,261,157) $(1,215,475)   $(3,796,100)   $(3,634,252)
                               ===========  ===========    ===========    ===========

Net loss - limited
 partners                      $(1,248,545) $(1,203,320)   $(3,758,139)   $(3,597,909)
                               ===========  ===========    ===========    ===========
Number of BACs
 outstanding                        72,896       72,896         72,896         72,896
                               ===========  ===========    ===========    ===========

Net loss per
 BAC                           $    (17.13) $    (16.51)   $    (51.55)   $    (49.36)
                               ===========  ===========    ===========    ===========

* Reclassified for comparative purposes
See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                                                                Net
                                                                                unrealized
                                                                                Gain
                                                                                (Loss) on
                                                Limited         General         Marketable
                                  Total         Partners        Partners        Securities
                                  -----         --------        --------        ----------

Partners' capital-
 April 1, 1996                 $40,582,160    $40,845,993      $(274,934)         $11,101
Net loss                        (3,796,100)    (3,758,139)       (37,961)               0
Change in net
 unrealized gain
 on marketable
 securities                         (6,153)             0              0           (6,153)
                                ----------    -----------       --------          -------
Partners' capital-
 December 31,
 1996                          $36,779,907    $37,087,854      $(312,895)         $ 4,948
                               ===========    ===========      =========          =======



See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)

                                                ===================
                                                 Nine Months Ended
                                                    December 31,
                                                -------------------
                                                 1996          1995
                                                -------------------

Cash flows from operating activities:

Net loss                                    $(3,796,100)  $(3,634,252)
                                              ----------   ----------

Adjustments to reconcile net loss
to net cash (used in)
 provided by operating activities:

   Depreciation and amortization              4,106,502     4,156,416
   Minority interest in loss of
    subsidiaries                                (45,811)      (42,639)
   Decrease (increase) in other assets           92,491      (218,468)
   Increase in accounts payable and
    other liabilities                           176,491       304,452
   Increase in cash held in escrow             (524,166)     (441,506)
   Increase in due to general partners
    and affiliates                              161,413       293,283
   Increase in due to local general partners
    and affiliates                               14,700           615
   Decrease in due to local general
    partners and affiliates                    (375,940)     (139,133)
                                             ----------    ----------

   Net cash (used in) provided by
    operating activities                       (190,420)      278,768
                                             ----------    ----------

Cash flows from investing activities:

   Acquisition of property and
    equipment                                   (83,599)      (13,090)
                                             ----------    ----------

   Net cash used in investing
    activities                                  (83,599)      (13,090)
                                             ----------    ----------


See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                =================
                                                Nine Months Ended
                                                   December 31,
                                                -----------------
                                                1996         1995
                                                -----------------

Cash flows from financing activities:

   Repayments of mortgage notes               (428,871)   (443,235)
   Decrease in capitalization of
    consolidated subsidiaries
    attributable to minority interest         (170,396)   (195,128)
                                               -------     -------
   Net cash used in financing
    activities                                (599,267)   (638,363)
                                              --------     -------

Net decrease in cash and cash
   equivalents                                (873,286)   (372,685)

Cash and cash equivalents at
   beginning of period                       2,243,763   2,421,179
                                             ---------   ---------

Cash and cash equivalents at
   end of period                            $1,370,477  $2,048,494
                                             =========   =========

See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and 42 subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or the General Partner, which General Partner has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $15,000 and $14,000 and $46,000 and $43,000 for the three and nine months ended December 31, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 1 - General (continued)

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through December 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995 and its cash flows for the nine months ended December 31, 1996 and 1995. However, the operating results for the nine months ended December 31, 1996 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 2 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 31, 1996 and 1995 were as follows:

                 Three Months Ended          Nine Months Ended
                       December 31,              December 31,
                 -----------------------     ----------------------
                    1996          1995         1996           1995
                 -----------------------     ----------------------
Partnership
 management
 fees (a)       $ 50,000        $100,000    $150,000       $300,000
Expense
 reimburse-
 ment (b)         57,791          39,019     131,726        104,085
Property
 management
 fees (c)        131,968         131,667     427,313        425,605
Local adminis-
 trative fee (d)  16,000          17,000      48,000         51,000
                 -------         -------    --------       --------

                $255,759        $287,686    $757,039       $880,690
                 =======         =======     =======        =======

(a) The General Partners are entitled to receive a Partnership Management Fee, after payment of all Partnership expenses, which together with the Annual Local Administrative Fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid Partnership Management Fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original Capital Contributions plus a 10% Priority Return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $1,000,000 and $850,000 were accrued and unpaid as of December 31, 1996 and March 31, 1996, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is lim-

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

ited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by subsidiary partnerships amounted to $206,311 and $195,289 and $621,267 and $601,066 for the three and nine months ended December 31, 1996 and 1995, respectively. Of these fees $123,178 and $121,458 and $401,237 and $398,864 were incurred to affiliates of the subsidiary partnerships for the three and nine months ended December 31, 1996 and 1995, respectively. In addition, $19,903 and $24,470 and $62,936 and $69,525 were incurred to affiliates of the Related General Partner for the three and nine months ended December 31, 1996 and 1995, respectively. Of such amounts incurred to affiliates of the Related General Partner, $11,113 and $14,261 and $36,860 and $42,784 for the three and nine months ended December 31, 1996 and 1995, respectively, are also included in amounts incurred to affiliates of the subsidiary partnerships because they are incurred to affiliates of both.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships is entitled to receive an annual local administrative fee of up to $2,500 per year from each subsidiary partnership.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds was from the proceeds of its public offering. During the nine months ended December 31, 1996, the primary sources of liquidity included working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.

A working capital reserve of approximately $2,551,000 (3.8% of gross equity raised) was initially established. Approximately $661,000 remains in the reserve as of December 31, 1996 and the balance was previously used to pay operating expenses of the Partnership including Partnership management fees payable to the General Partners.

During the nine months ended December 31, 1996 and 1995, the distributions received from the Local Partnerships approximated $114,000 and $124,000. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph will be used to meet the operating expenses of the Partnership.

During the nine months ended December 31, 1996, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $873,000 primarily due to cash used in operating activities ($190,000), acquisition of property and equipment ($84,000), a decrease in the capitalization of consolidated subsidiaries attributable to minority interest ($170,000) and repayments of mortgage loans ($429,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($4,107,000).

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeded estimated fair value. Through December 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

The results of operations for the three and nine months ended December 31, 1996 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income has remained fairly consistent with increases of approximately 1% and 2% for the three and nine months ended December 31, 1996, respectively, as compared to the corresponding periods in 1995, primarily due to rental rate increases.

Total expenses excluding general and administrative, general and administrative-related parties, operating and other, and repairs and maintenance remained fairly consistent with increases of less than 1% and approximately 1% for the three and nine months ended December 31, 1996 as compared to the corresponding periods in 1995.

General and administrative expenses increased approximately $68,000 for the three months ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to an incentive management fee paid to the general partner at one Local Partnership, the change at a second Local Partnership from an affiliated property manager to one which is not an affiliate as well as small increases at three Local Partnerships.

General and administrative-related parties expenses decreased approximately $124,000 for the nine months ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to a decrease in partnership management fees.

Operating expenses increased approximately $90,000 for the nine months ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to an increase in utilities at four Local Partnerships.

Repairs and maintenance increased approximately $186,000 for the nine months ended December 31, 1996, as compared to the corresponding period in 1995. This increase is primarily due to an increase in painting expenses at three Local Partnerships, parking lot and asphalt repairs as well as carpet replacement at a fourth Local Partnership and plumbing repairs and parking lot repairs at a fifth Local Partnership.

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


                          FREEDOM TAX CREDIT PLUS L.P.
                                  (Registrant)

                            By: RELATED FREEDOM ASSOCIATES L.P.,
                                a General Partner

                            By: RELATED FREEDOM ASSOCIATES INC.,
                                a General Partner

Date:  February 13, 1997

                                By:/s/ Alan Hirmes
                                   ---------------
                                   Alan Hirmes, Vice President
                                  (Principal Financial Officer)

Date:  February 13, 1997

                                By:/s/ Richard A. Palermo
                                   ----------------------
                                   Richard A. Palermo, Treasurer
                                  (Principal Accounting Officer)

                            and

                            By: FREEDOM G.P. INC.,
                                a General Partner

Date:  February 13, 1997

                                By:/s/ Paul L. Abbott
                                   ------------------
                                   Paul L. Abbott, President