Form 10-K
period 1997-03-31
FREEDOM TAX CREDIT PLUS LP
filed 1997-07-01
CIK 854926

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-24652

                         FREEDOM TAX CREDIT PLUS L.P.
            (Exact name of registrant as specified in its charter)

         Delaware                                     13-3533987
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

625 Madison Avenue, New York, New York                      10022
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

     None

Index to exhibits may be found on page 107

                                     PART I

Item 1. Business.

General

     Freedom Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on August 28, 1989. The General Partners of the Partnership are Related Freedom Associates L.P., a Delaware limited partnership (the " Related General Partner"), and Freedom GP Inc., a Delaware corporation (the "Lehman General Partner" and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Freedom Associates Inc., a Delaware corporation.

     On February 9, 1990, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), pursuant to a prospectus dated February 9, 1990, as supplemented by supplements thereto dated December 7, 1990, May 10, 1991, July 10, 1991 and July 23, 1991 (as so supplemented, the "Prospectus").

     The Partnership has received $72,896,000 of Gross Proceeds of the Offering from 4,780 investors, and the Offering has been terminated. (See Item 8, "Financial Statements and Supplementary Data", Note 1 of Notes to Consolidated Financial Statements.)

     The Partnership was formed to invest as a limited partner in other limited partnerships ("Local Partnerships"), each of which owns one or more leveraged low-income multi-family residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, the "Tax Credits"). The Partnership's investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership. As of March 31, 1997, the Partnership had acquired interests in forty-two Local Partnerships. As of March 31, 1997, approximately $58,000,000 of net proceeds have been invested in such properties, representing all of the Partnership's net proceeds available for investment. Subsequent to March 31, 1997 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, Properties, below.

     The investment objectives of the Partnership are described below.

     1. Entitle qualified BACs holders to Housing Tax Credits over the Credit Period (as defined below) with respect to each Apartment Complex.

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

Competition

     The real estate business is highly competitive and substantially all of the properties acquired are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in businesses which may compete with the Partnership.

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

Item 2. Properties.

     The Partnership holds a 99%, 98.99% and 98% limited partnership interest in nine, ten and twenty-three Local Partnerships, respectively. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the properties, may be found in Schedule III.

                           Local Partnership Schedule

                                                                                % of Units Occupied  at  May 1
                                                                        ------------------------------------------------------------
Name and Location (Number of Units)             Date Acquired           1997          1996         1995          1994           1993
-----------------------------------             -------------           ----          ----         ----          ----           ----
Parkside Townhomes
  York, PA (53)                                 September 1990           91%           98%          100%          100%          100%

Twin Trees
  Layton, UT (43)                               October 1990            100%          100%          100%          100%          100%

Bennion (Mulberry)
   Taylorsville, UT (80)                        October 1990             99%          100%          100%           99%           98%

Hunters Chase
   Madison, AL (91)                             October 1990             97%           97%           83%           92%           98%

Wilshire Park
   Huntsville, AL (65)                          October 1990             92%           92%           89%           86%           97%


                                                                                % of Units Occupied  at  May 1
                                                                        ------------------------------------------------------------
Name and Location (Number of Units)             Date Acquired           1997          1996         1995          1994           1993
-----------------------------------             -------------           ----          ----         ----          ----           ----
Bethel Park
   Bethel, OH (84)                              October 1990             95%           93%           96%           96%           99%

Zebulon Park
   Owensville, OH (66)                          October 1990             88%           97%           92%           94%           92%

Tivoli Place
   Murphreesboro, TN (61)                       October 1990             97%          100%          100%          100%           98%

Northwood (Hartwood)
   Jacksonville, FL (110)                       October 1990            100%          100%           99%           97%          100%

Oxford Trace
   Aiken, SC (29)                               October 1990            100%          100%          100%           93%           93%

Ivanhoe Apts
   Salt Lake City, UT (19)                      January 1991             84%          100%          100%          100%          100%

Washington Brooklyn
   Brooklyn, NY (24)                            January 1991             92%           96%          100%          100%          100%

Manhattan B (C.H. Development)
New York, NY (35)                               January 1991            100%          100%           97%          100%          100%

Davidson Court
   Staten Island, NY (38)                       March 1991               97%           97%           92%           87%          100%

Magnolia Mews
   Philadelphia, PA (63)                        March 1991               98%          100%          100%          100%          100%

Oaks Village
   Whiteville, NC (40)                          March 1991               95%          100%           95%          100%          100%

Greenfield Village
   Dunn, NC (40)                                March 1991               98%          100%           98%           95%           95%

Morris Avenue (CLM Equities)
   Bronx, NY (58)                               April 1991              100%          100%          100%          100%          100%

Victoria Manor
   Riverside, CA (112)                          April 1991               91%           97%           97%           98%          100%

Ogontz Hall
   Philadelphia, PA (35)                        April 1991               90%           87%           97%          100%           98%

Eagle Ridge
   Stoughton, WI (54)                           May 1991                 72%           91%           94%           96%           96%

                                                                                % of Units Occupied  at  May 1
                                                                        ------------------------------------------------------------
Name and Location (Number of Units)             Date Acquired           1997          1996         1995          1994           1993
-----------------------------------             -------------           ----          ----         ----          ----           ----
Nelson Anderson
   Bronx, NY (20)                               June 1991                99%           93%           98%          100%          100%

Abraham Lincoln Apts
   Irondequoit, NY (69)                         September 1991          100%           97%          100%           97%          100%

Wilson Street Apts. (Middletown)
   Middletown, PA (44)                          September 1991           96%          100%           96%           98%          100%

Lauderdale Lakes
   Lauderdale Lakes, FL (172)                   October 1991             98%          100%           99%          100%           99%

Flipper Temple
   Atlanta, GA (163)                            October 1991            100%          100%          100%           99%          100%

220 Cooper Street
   Camden, NJ (29)                              December 1991            77%           97%          100%           97%          100%

Pecan Creek
   Tulsa, OK (47)                               December 1991           100%           98%           98%           97%          100%

Vendome
   Brooklyn, NY (24)                            December 1991           100%           96%          100%          100%          100%

Rainer Villas
   New Augusta, MS (20)                         December 1991           100%          100%          100%          100%           96%

Pine Shadow Apts
   Waveland, MS (48)                            December 1991           100%          100%          100%          100%          100%

Windsor Place
   Wedowee, AL (24)                             December 1991           100%          100%          100%          100%          100%

Brookwood Apts
   Foley, AL (38)                               December 1991           100%          100%          100%          100%          100%

Heflin Hills Apts
   Heflin, AL (24)                              December 1991           100%          100%          100%          100%          100%

Shadowood Apts
   Stevenson, AL (24)                           December 1991            92%           92%          100%           88%           83%

Brittany Apts
   DeKalb, MS (25)                              December 1991           100%          100%          100%          100%          100%

Hidden Valley Apts
   Brewton, AL (40)                             December 1991            95%          100%          100%          100%          100%

Westbrook Square
   Carthage, MS (32)                            December 1991            88%          100%           97%           81%          100%

                                                                                % of Units Occupied  at  May 1
                                                                        ------------------------------------------------------------
Name and Location (Number of Units)             Date Acquired           1997          1996         1995          1994           1993
-----------------------------------             -------------           ----          ----         ----          ----           ----
Royal Pines Apts. (Warsaw Elderly)
   Warsaw, KY (36)                              December 1991           100%          100%          100%          100%          100%

West Hill Square
   Gordo, AL (24)                               December 1991           100%          100%           96%          100%           96%

Elmwood Manor
   Picayune, MS (24)                            December 1991           100%          100%          100%          100%          100%

Harmony Gate Apts
   Los Angeles, CA (70)                         March 1992               94%           96%           94%           98%          100%

     All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

     Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by the U.S. Department of Housing and Urban Development ("HUD") and reflect increases, if any, in consumer price indices in various geographic areas.

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

     In connection with investments in development-stage Apartment Complexes, the General Partners generally require that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). Since the properties are no longer under construction and are in the operating stage, the Development Deficit Guarantees have expired and the operating deficit guarantees have come into effect. The Development Deficit Guarantees generally also require the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General Partners generally require that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Operating Deficit Guarantees, amounts funded will be treated as operating loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the Development Deficit and Operating Deficit Guarantees were secured by letters of credit and/or cash escrow deposits.

     Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Housing Tax Credits not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest. Tax Credits allocated in any prior period are not available to the Partnership.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

     As of March 31, 1997, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $72,896,000. All of the issued and outstanding Limited Partnership Interests have been issued to Freedom Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs. As of May 1, 1997, the Partnership has 4,736 registered holders of an aggregate of 72,896 BACs.

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

     All of the Partnership's general partnership interests, representing an aggregate capital contribution of $2,000, are held by the two General Partners.

     There are no material restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 1997. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

     There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                                        For the Years Ended March 31,
                                           -----------------------------------------------------------------------------------------
OPERATIONS                                     1997               1996               1995               1994               1993
----------                                 ------------       ------------       ------------       ------------       ------------
Revenues                                   $ 13,270,634       $ 12,999,861       $ 12,714,134       $ 12,743,936       $ 10,324,655

Expenses                                     18,666,634         18,120,329         17,520,409         17,309,022         16,114,022
                                           ------------       ------------       ------------       ------------       ------------
Loss before minority
   interest                                  (5,396,000)        (5,120,468)        (4,806,275)        (4,565,086)        (5,789,367)

Minority interest                                59,470             58,131             50,461             56,776             15,292
                                           ------------       ------------       ------------       ------------       ------------

Loss before
   extraordinary item                        (5,336,530)        (5,062,337)        (4,755,814)        (4,508,310)        (5,774,075)

Extraordinary item -
   forgiveness of
   indebtedness                                  87,262                  0                  0                  0                  0
                                           ------------       ------------       ------------       ------------       ------------

Net loss                                   $ (5,249,268)      $ (5,062,337)      $ (4,755,814)      $ (4,508,310)      $ (5,774,075)
                                           ============       ============       ============       ============       ============
Per  BAC:

   Loss before
      extraordinary item                   $     (72.48)      $     (68.75)      $     (64.59)      $     (61.23)      $     (78.01)
   Extraordinary item                              1.19               0.00               0.00               0.00               0.00
                                           ------------       ------------       ------------       ------------       ------------
   Net loss                                $     (71.29)      $     (68.75)      $     (64.59)      $     (61.23)      $     (78.01)
                                           ============       ============       ============       ============       ============

                                                                                     March 31,
                                            ----------------------------------------------------------------------------------------
FINANCIAL POSITION                              1997               1996               1995               1994               1993
                                            ------------       ------------       ------------       ------------       ------------

Total assets                                $122,394,464       $127,623,516       $133,237,559       $138,872,814       $147,981,833
                                            ============       ============       ============       ============       ============
Mortgage notes payable                        71,673,532         72,249,613         73,019,371         73,518,550         74,330,267
                                            ============       ============       ============       ============       ============

Construction notes payable                             0                  0                  0                  0            298,963
                                            ============       ============       ============       ============       ============
Total liabilities                           $ 79,120,739       $ 79,110,848       $ 79,311,502       $ 79,988,589       $ 84,723,765
                                            ============       ============       ============       ============       ============

Total partners' capital                     $ 35,327,274       $ 40,582,160       $ 45,631,256       $ 50,389,210       $ 54,897,520
                                            ============       ============       ============       ============       ============

     During the year ended March 31, 1993, the Partnership was in the property acquisition stage, with approximately $15,000,000 expended for construction in progress and property and equipment. In addition, the Local Partnerships borrowed approximately $45,000,000 during the year ended March 31, 1993. From March 31, 1992 to March 31, 1993, the majority of the construction notes were converted to mortgage notes. During the years ended March 31, 1993 through 1997, total assets decreased primarily due to depreciation, partially offset by new additions to property and equipment. Mortgage notes payable decreased primarily due to principal repayments of mortgages.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership's primary source of funds was the proceeds of its public offering. During the year ended March 31, 1997, the primary sources of liquidity included working capital reserves, interest earned on working capital reserves, and distributions received from the Local Partnerships.

     Pursuant to a public offering which began in February 1990 and terminated during August 1991, the Partnership received $72,896,000 in gross proceeds from the sale of Limited Partnership Interests. The net proceeds available for investment, after establishment of a working capital reserve, payment of sales commissions, acquisition fees, acquisition expenses and organization and offering expenses, were approximately $58,681,000. The entire amount of the net proceeds has been fully invested in 42 Local Partnerships.

     A working capital reserve of approximately $2,551,000 (3.5% of gross equity raised) was initially established. Approximately $649,000 remains in the reserve as of March 31, 1997. The balance was previously used to pay operating expenses of the Partnership, including Partnership management fees payable to the General Partners.

     During the fiscal year ended March 31, 1997, cash and cash equivalents of the Partnership and its forty-two Local Partnerships decreased approximately $319,000 primarily as a result of capital improvements ($434,000), repayments of mortgage loans ($576,000) and a net decrease in due to local general partners and affiliates ($352,000) which exceeded cash flow from operating activities ($1,027,000) an increase in the capitalization of consolidated subsidiaries attributable to minority interest ($10,000), and a decrease in deferred costs ($7,000). Included in the adjustments to reconcile the net loss to cash flow from operating activities is forgiveness of indebtedness income ($87,000) and depreciation and amortization ($5,336,000).

     During the years ended March 31, 1997 ("Fiscal Year 1997"), March 31, 1996 ("Fiscal Year 1996") and March 31, 1995 ("Fiscal 1995") the amounts received from the Local Partnerships were $116,296 , $116,626, and $157,786, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the paragraph above, will be used to meet the operating expenses of the Partnership.

     The original amount of the Operating Deficit Guarantees aggregated approximately $9,500,000 of which approximately $8,400,000 had expired as of March 31, 1997. As of March 31, 1997, 1996 and 1995, approximately $494,000,
$494,000, and $384,000, respectively, had been funded by the local general partners to meet such obligations. All remaining operating deficit guarantees expire within the next two years. Management does not expect a material impact on liquidity, based on prior years' fundings.

     Partnership management fees owed to the General Partners amounting to approximately $1,526,000 and $850,000 were accrued and unpaid as of March 31, 1997 and March 31, 1996, respectively.

     HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments, and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be reduced in light of the reduced income stream.

     Several industry sources have commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. Legislative relief has been proposed to exempt such debt reduction from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

     For a discussion of contingencies affecting a certain Local Partnership, see Results of Operations of a Certain Local Partnership below. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnership, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the credit period.

     Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be affected. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 local partnerships, all of which have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market.

Results of Operations

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. Impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

     The determination of fair value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairments have been recorded as of March 31, 1997.

     The following is a summary of the results of operations of the Partnership for the fiscal years ended March 31, 1997, 1996 and 1995.

     The Partnership's primary source of income continues to be rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

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

1997 vs. 1996

     Rental income increased approximately 2% for the year ended March 31, 1997 as compared to 1996 primarily due to rental rate increases.

     Total expenses, excluding repairs and maintenance and general and administrative-related parties, increased less than 1% for the year ended March 31, 1997 as compared to 1996.

     Repairs and maintenance increased approximately $199,000 for the year ended March 31, 1997 as compared to 1996. This increase was primarily due to the replacement of roofs damaged by a hurricane at one Local Partnership for which insurance proceeds were received and are included in other income, the repainting of the building at another Local Partnership, the repainting of the trim and an increase in landscaping expenses at a third Local Partnership as well as small increases at three other Local Partnerships.

     General and administrative-related parties increased approximately $330,000 for the year ended March 31, 1997 as compared to 1996 primarily due to an increase in partnership management fees payable to the General Partners.

     An extraordinary item for forgiveness of indebtedness amounting to approximately $87,000 relating to the cancellation of a loan due to withdrawing general partners at Eagle Ridge was recorded in the 1997 Fiscal Year.

1996 vs. 1995

     Rental income increased approximately 2% for the year ended March 31, 1996 as compared to 1995 primarily due to rental rate increases.

     Total expenses, excluding repairs and maintenance and general and administrative-related parties, increased less than 1% for the year ended March 31, 1996 as compared to 1995.

     Repairs and maintenance increased approximately $328,000 for the year ended March 31, 1996 as compared to 1995 primarily due to eight Local Partnerships addressing the physical needs of their properties. Increases at four Local Partnerships were the result of an increase in landscaping expenses and carpeting replacement. There was an increase at a fifth Local Partnership due to painting and repairs to cabinets and doors as a result of a HUD inspection. There was an increase at a sixth Local Partnership due to the installation of an alarm system and replacement of doors. Carpeting replacement led to increases at two other Local Partnerships.

     General and administrative-related parties expenses increased approximately $199,000 for the year ended March 31, 1996 as compared to 1995 primarily due to an increase in partnership management fees and property management fees.

Results of Operations of a Certain Local Partnership

     Eagle Ridge Limited Partnership

     Eagle Ridge Limited Partnership ("Eagle Ridge") has entered into a Forbearance Agreement with Wisconsin Housing and Economic Development Authority ("WHEDA") as a result of Eagle Ridge's failure to pay all the required installment payments under the mortgage note. Under the terms of the agreement, WHEDA has agreed to temporarily forego the enforcement of its rights and remedies against Eagle Ridge through December 31, 1998 and to continue to extend Eagle Ridge financing provided that Eagle Ridge complies with certain conditions. The conditions of the agreement consist of, but are not limited to:
(1) monthly payments of escrow and reserve deposits, (2) monthly payments of principal and interest limited to the lower of 100% of net operating income ("NOI") or 5% of the regularly scheduled monthly note payment (base payment),
(3) 75% of the monthly NOI in excess of the base payment for principal and interest and (4) the remaining 35% of NOI in excess of the base payment is to be paid as an incentive management to the management agent. The Partnership's investment in Eagle

Ridge at March 31, 1997 and 1996 was approximately $278,000 and $414,000, respectively, and the minority interest balance was approximately $163,000 and $92,000, respectively. The Partnership's share of Eagle Ridge's net loss amounted to approximately $137,000, $174,000 and $155,000 for the 1997, 1996,
and 1995 Fiscal Years, respectively.

Other

     The Partnership continues to meet its primary objective of generating Housing Tax Credits. Housing Tax Credits are generated by a Property over a ten-year period commencing as each Property is leased to qualified tenants. During the years ended March 31, 1997, 1996 and 1995, the Housing Tax Credits received by the Partnership totaled $11,208,966, $11,208,869, and $11,208,869, respectively. There were no Historic Tax Credits received in Fiscal Years 1997, 1996, and 1995.

     The Partnership's investments as limited partners in the Local Partnerships are subject to the risks incident to the management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels, rental payment defaults and operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

     There are also substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

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

     The Partnership does not anticipate that it will be in a position to make cash distributions at any time prior to the disposition of the properties. If distributions of operating cash flow are made, it is expected that they will be limited. As of March 31, 1997, no such distributions have been made.

     There has recently been an increasing number of requests for the list of BAC holders of limited partnership such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of BAC holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BAC holders' interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement simplifies the current standards for computing earnings per share
(EPS) , as specified in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15). Under SFAS 128, the presentation of primary EPS will be replaced by the presentation of basic EPS. For companies with complex capital structures, the presentation of fully diluted EPS will be replaced by diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. The Partnership will adopt this standard in fiscal 1998, beginning with the fiscal quarter ending December 31, 1997, and its adoption is not expected to have any impact on reported earning per BAC for future or the retroactive application to prior periods.

Item 8. Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1. Financial Statements

       Independent Auditors' Report                                       15

       Consolidated Balance Sheets as of March 31, 1997 and 1996          88

       Consolidated Statements of Operations for the
       years ended March 31, 1997, 1996 and 1995                          89

       Consolidated Statements of Changes in Partners'
       Capital for the years ended March 31, 1997, 1996 and 1995          90

       Consolidated Statements of Cash Flows for the years ended
       March 31, 1997, 1996 and 1995                                      91

       Notes to Consolidated Financial Statements                         93

                          INDEPENDENT AUDITORS' REPORT


The Partners
Freedom Tax Credit Plus L.P.:

     We have audited the accompanying consolidated balance sheets of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended March 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules. These consolidated financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits. We did not audit the financial statements of 27 of the consolidated partnerships, which statements reflect combined assets constituting 48% and 49% and combined revenues constituting 49% and 49% of the related consolidated totals for 1997 and 1996, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those partnerships, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                               /s/KPMG Peat Marwick LLP
                                               KPMG Peat Marwick LLP

New York, New York
June 18, 1997

                           INDEPENDENT AUDITORS REPORT

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

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

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

New York New York
June 18, 1996

                         [McKONLY & ASBURY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

The Partners of
Parkside Townhomes Associates
Lancaster, Pennsylvania

We have audited the accompanying balance sheets of Parkside Townhomes Associates (a limited partnership), as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Townhomes Associates at December 31, 1996 and 1995, and its income, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and Pennsylvania Housing Finance Agency's HOMES Financial Reporting Manual, we have also issued a report dated February 2, 1997 on our consideration of Parkside Townhomes Associates internal control structure and a report dated February 2, 1997 on its compliance with laws and regulations.


                                        /s/  McKONLY & ASBURY

Harrisburg, Pennsylvania
February 2, 1997

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



/s/ McKonly & Asbury
Harrisburg, Pennsylvania
February 6, 1996

[Letterhead addresses]

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
  Ivanhoe Apartments Limited Partnership

We have audited the accompanying balance sheet of Ivanhoe Apartments Limited Partnership (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivanhoe Apartments Limited Partnership at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/  Lake, Hill & Company
-------------------------
     Lake, Hill & Company

Salt Lake City, Utah
January 17, 1997

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

/s/ Lake, Hill & Company
Lake, Hill & Company
Salt Lake City, Utah
January 15, 1996

                          [RUBIN & KATZ LLP LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Washington Brooklyn Limited Partnership

We have audited the accompanying balance sheet of Washington Brooklyn Limited Partnership, as of December 31, 1996, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the representation of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Brooklyn Limited Partnership as of December 31, 1996 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/  RUBIN & KATZ LLP

New York, New York
February 26, 1997

                          [RUBIN & KATZ LLP LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Washington Brooklyn Limited Partnership

We have audited the accompanying balance sheet of Washington Brooklyn Limited Partnership, as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the representation of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Brooklyn Limited Partnership as of December 31, 1995 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/  RUBIN & KATZ LLP

New York, New York
February 23, 1996

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



/s/ Rubin & Katz LLP
New York, New York
February 6, 1995

                       [RICHARD J. KLINKOWITZ LETTERHEAD]



To the Partners
C-H DEVELOPMENT GROUP ASSOCIATES
(A LIMITED PARTNERSHIP)
625 Madison Avenue
New York, New York 10022

Gentlemen:

I have audited the accompanying balance sheet of C-H DEVELOPMENT GROUP ASSOCIATES (a New York Limited Partnership) as of December 31, 1996 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on the audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H DEVELOPMENT GROUP ASSOCIATES as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                        Respectfully submitted,


                                        /s/  RICHARD J. KLINKOWITZ

Far Rockaway, New York
February 24 ,1997

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

                                            Respectfully submitted,
                                            /s/ Richard J. Klinkowitz



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


                                            Respectfully submitted,
                                            /S/ Richard J. Klinkowitz



Far Rockaway, New York
February 19, 1995

                       [HAEFELE, FLANAGAN & CO. P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Magnolia Mews Limited Partnership
Philadelphia, Pennsylvania

     We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of December 31, 1996, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/  HAEFELE, FLANAGAN & CO. P.C.

Moorestown, New Jersey
January 31, 1997

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



                                             /s/ Haefele, Flanagan & Co. p.c.


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



                                              /s/ Haefele, Flanagan & Co. p.c.


Moorestown, New Jersey
February 8, 1995

                  [SNIPES, GOWER & ASSOCIATES, P.A. LETTERHEAD]


The Partners
The Oaks Village Limited Partnership
Dunn, North Carolina

Gentlemen:

     We have audited the accompanying balance sheets of The Oaks Village Limited Partnership, Dunn, North Carolina (a North Carolina limited partnership), Project No.: 38-024-561572445 as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of The Oaks Village Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Village Limited Partnership, Dunn, North Carolina as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of The Oaks Village Limited Partnership's internal control structure and a report dated January 23, 1997 on its compliance with laws and regulations applicable to the financial statements.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                   Respectfully submitted,

                                   /s/ Snipes, Gower & Associates, P. A.
                                   -------------------------------------
                                   Snipes, Gower & Associates, P. A.

Dunn, North Carolina
January 23, 1997

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

                        Respectfully submitted,

                        /s/ Bradley, Snipes, Gower & Associates, P.A.

                        Bradley, Snipes, Gower
                        & Associates, P. A.

Dunn, North Carolina

January 25, 1996

                 [SNIPES, GOWER & ASSOCIATES, P.A. LETTERHEAD]

The Partners

Greenfield Village Limited Partnership

Dunn, North Carolina

Gentlemen:

     We have audited the accompanying balance sheets of Greenfield Village Limited Partnership, Dunn, North Carolina (a North Carolina limited partnership), Project No.: 38-043 561614646, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Greenfield Village Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Village Limited Partnership, Dunn, North Carolina as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards. we have also issued a report dated January 23, 1997 on our consideration of Greenfield Village Limited Partnership's internal control structure and a report dated January 23, 1997 on its compliance with laws and regulations applicable to the financial statements.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                         Respectfully submitted,

                                         /s/ Snipes, Gower & Associates, P. A.
                                         -------------------------------------
                                         Snipes, Gower & Associates, P. A.

Dunn, North Carolina

January 23, 1997

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

                        Respectfully submitted,

                        /s/ Bradley, Snipes, Gower & Associates, P.A.

                        Bradley, Snipes, Gower & Associates, P. A.

Dunn, North Carolina

January 25, 1996

                      [KOCH GERINGER & CO. LLP LETTERHEAD]

                          Independent Auditor's Report

To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of December 31, 1996 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of December 31, 1996 and the results of its operations, changes in its partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                   /s/ Koch Geringer & Co., LLP
                                   ----------------------------
                                   Certified Public Accountants

New York, New York
January 7, 1997

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



                                        /s/ Koch Geringer & Company
                                        Certified Public Accountants


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

                                        /s/ Koch Geringer & Company
                                        Certified Public Accountants

New York, New York
January 30, 1995

            [Letterhead of Nanas, Stern, Biers, Neinstein and Co.
                         - Beverly Hills, California]



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



                           /s/ Nanas, Stern, Biers, Neinstein and Co.
                           NANAS, STERN, BIERS, NEINSTEIN AND CO.

January 8, 1996

            [Letterhead of Nanas, Stern, Biers, Neinstein and Co.
                         - Beverly Hills, California]



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


                                   /s/ Nanas, Stern, Biers, Neinstein and Co.

January 31, 1995

                      [FISHBEIN & COMPANY, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

                                                                February 4, 1997

Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania

     We have audited the accompanying balance sheets of OGONTZ HALL INVESTORS (A Limited Partnership), PHFA Project No. 0-0116, as of December 31, 1996 and 1995, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and "Government Auditing Standards" issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in this report (shown on pages 25 through 31) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

     In accordance with "Government Auditing Standards," we have also issued a report dated February 4, 1997, on our consideration of Ogontz Hall Investors' internal control structure and a report dated February 4, 1997, on compliance.



/s/ Fishbein & Company, P.C.

Elkins Park, PA
February 4, 1997

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


                                                /s/ Reznick Fedder & Silverman


Bethesda, Maryland

February 2, 1995, except Note H as to
which the date is March 23, 1995

                 [SUBY, VON HADEN & ASSOCIATES, S.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Eagle Ridge Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheet of WHEDA Project No. 011/001138 of Eagle Ridge Limited Partnership as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Eagle Ridge Limited Partnership for the year ended December 31, 1995 were audited by other auditors, whose report dated February 29, 1996 on those financial statements included an explanatory paragraph describing conditions that raised substantial doubt about the partnership's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WHEDA Project No. 011/001138 of Eagle Ridge Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.


Madison, Wisconsin
January 14, 1997,
except for Note J as to                  /s/ Suby, Von Haden & Associates, S.C.
which date is April 24, 1997

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



                                            /s/ Morton, Nehls & Tierney, S.C.

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


                                              /s/ Morton, Nehls & Tierney, S.C.

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


                                                       /s/ Coopers & Lybrand


Rochester, New York
February 2, 1996

                      [J.H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Middletown Associates (a Limited Partnership)
Middletown, Pennsylvania

We have audited the accompanying balance sheets of Middletown Associates (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of (loss), statements of changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership 'a general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ J.H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 13, 1997

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


/s/ J.H. Williams & Co.

Kingston, Pennsylvania
February 12, 1996

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Flipper Temple Associates, L.P.


     We have audited the accompanying balance sheet of Flipper Temple Associates, L.P. as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flipper Temple Associates, L.P. as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

     In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 23, 1997 on our consideration of Flipper Temple Associates L.P.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

                                             /s/ Reznick Fedder & Silverman

Bethesda, Maryland                               Federal Employer
January 23, 1997                                    Identification Number:
                                                    52-1088612

Audit Principal: Lester A. Kanis

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
220 Cooper Street, L.P.

     We have audited the accompanying balance sheet of 220 Cooper Street, L.P., as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 29, 1997

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
220 Cooper Street, L.P.

     We have audited the accompanying balance sheet of 220 Cooper Street, L.P., as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                              /s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 9, 1996

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



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 17, 1995

                [ARCHAMBO, MUEGGENBORG & DICK, INC. LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Pecan Creek Limited Partnership
Bartlesville, Oklahoma

We have audited the accompanying balance sheets of Pecan Creek Limited Partnership, HUD Project No. FHA 118-35121 (a limited partnership), as of December 31, 1996 and 1995 and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Creek Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued reports dated January 30, 1997 on our consideration of Pecan Creek Limited Partnership's internal control structure, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD program transactions, and specific requirements applicable to Affirmative Fair Housing.

/s/ Archambo, Mueggenborg & Dick, Inc.
--------------------------------------
ARCHAMBO, MUEGGENBORG & DICK, INC.
Certified Public Accountants


Bartlesville, Oklahoma
January 30, 1997

[Letterhead of Archambo, Mueggenborg & Hulsey, Inc. - Bartlesville, Oklahoma]



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


/s/ Archambo, Mueggenborg & Hulsey, Inc.


January 22, 1996

                       [AGBIMSON & CO., PLLC LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1996, and the related statements of Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We are unable to obtain adequate support for the carrying value for the building construction and rehabilitation costs included in the fixed assets at December 31, 1996, which also affected material amounts included in the Statements of Loss and Partners' Capital for the year then ended as described in Note 10.

In our opinion, except for the effects on the financial statements of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the carrying value of building and rehabilitation costs, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                        /S/ AGBIMSON & CO., PLLC

Rockville Centre, New York
February 21, 1997

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



/s/ Agbimson & Co., PLLC


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


/s/ Agbimson & Co., PLLC

Rockville Centre, New York
February 10, 1995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
New Augusta Associates, Ltd.
New Augusta, Mississippi

I have audited the accompanying balance sheets of New Augusta Associates, Ltd., a limited partnership, RHS Project No.: 28-056-640665470 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Augusta Associates, Ltd., RHS Project No.: 28-056-640665470 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 19, 1997 on my consideration of New Augusta Associates, Ltd., internal control structure and a report dated February 19, 1997 on its compliance with laws and regulations.


/s/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
February 19, 1997

        [Letterhead of Donald W. Causey, CPA, P.C. - Gadsden, Alabama]


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



/s/ Donald W. Causey, CPA, P.C.

February 5, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Pine Shadow, Ltd.
Waveland, Mississippi

I have audited the accompanying balance sheets of Pine Shadow, Ltd., a limited partnership, RHS Project No.: 28-023-640661063 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Shadow, Ltd., RHS Project No.:
28-023-640661063 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 21, 1997 on my consideration of Pine Shadow, Ltd., Internal control structure and a report dated February 21, 1997 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
February 21, 1997

        [Letterhead of Donald W. Causey, CPA, P.C. - Gadsden, Alabama]


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


/s/ Donald W. Causey, CPA, P.C.

February 1, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Windsor Place, L.P.
Wedowee, Alabama

I have audited the accompanying balance sheets of Windsor Place, L.P., a limited partnership, RHS Project No.: 01-056-631024917 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Place, L.P., RHS Project
No.: 01-056-631024917 as of December 31; 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 19, 1997 on my consideration of Windsor Place, L.P., internal control structure and a report dated February 19, 1997 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
February 19, 1997

        [Letterhead of Donald W. Causey, CPA, P.C. - Gadsden, Alabama]


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

/s/ Donald W. Causey, CPA, P.C.

February 4, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Brookwood Associates, Ltd.
Foley, Alabama

I have audited the accompanying balance sheets of Brookwood Associates, Ltd., a limited partnership, RHS Project No.: 01-002-621394754 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Associates, Ltd., RHS Project No.: 01-002-621394754 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through II for the years ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Brookwood Associates, Ltd., internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
February 15, 1997

        [Letterhead of Donald W. Causey, CPA, P.C. - Gadsden, Alabama]


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


/s/ Donald W. Causey, CPA, P.C.

February 21, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Heflin Hills Apartments, Ltd.
Heflin, Alabama

I have audited the accompanying balance sheets of Heflin Hills Apartments, Ltd., a limited partnership, RHS Project No.: 01-015-631039371 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heflin Hills Apartments, Ltd., RHS Project No.: 01-015-631039371 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 6, 1997 on my consideration of Heflin Hills Apartments, Ltd.'s internal control structure and a report dated February 6, 1997 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
February 6, 1997

        [Letterhead of Donald W. Causey, CPA, P.C. - Gadsden, Alabama]


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


/s/ Donald W. Causey, CPA, P.C.

February 23, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Shadowood Apartments, Ltd.
Stevenson, Alabama

I have audited the accompanying balance sheets of Shadowood Apartments, Ltd., a limited partnership, RHS Project No.: 0l-036-63l030l82 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadowood Apartments, Ltd., RHS Project No.: 01-036-631030182 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated January 30, 1997 on my consideration of Shadowood Apartments, Ltd., internal control structure and a report dated January 30, 1997 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
January 30, 1997

        [Letterhead of Donald W. Causey, CPA, P.C. - Gadsden, Alabama]


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


/s/ Donald W. Causey, CPA, P.C.

February 23, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Brittany Associates, L.P.
Dekalb, Mississippi

I have audited the accompanying balance sheets of Brittany Associates, L.P., a limited partnership, RHS Project No.: 28-035-581896085 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brittany Associates, L.P., RHS Project No.: 28-035-581896085 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards. I have also issued a report dated February 14, 1997 on my consideration of Brittany Associates, L.P., internal control structure and a report dated February 14, 1997 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
February 14, 1997

        [Letterhead of Donald W. Causey, CPA, P.C. - Gadsden, Alabama]


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


/s/ Donald W. Causey, CPA, P.C.

February 20, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Hidden Valley Apartments, Ltd.
Brewton, Alabama


I have audited the accompanying balance sheets of Hidden Valley Apartments, Ltd., a limited partnership, RHS Project No.: 01-027-631025600 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Valley Apartments, Ltd., RHS Project No.: 01-027-631025600, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 19, 1997 on my consideration of Hidden Valley Apartments, Ltd., internal control structure and a report dated February 19, 1997 on its compliance with laws and regulations.


/s/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
February 19, 1997

[Letterhead of Donald W. Causey, CPA, P.C. - Gadsden, Alabama]


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


/s/ Donald W. Causey, CPA, P.C.

February 23, 1996

                          [BOB T. ROBINSON LETTERHEAD]

To the Partners
Westbrook Square, Ltd.

                          Independent Auditor's Report

     I have audited the accompanying balance sheet of Westbrook Square, Ltd. (FmHA Case number 28-040-640770978) as of December 31, 1996 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Westbrook Square, Ltd. as of December 31, 1995 were audited by other auditors whose report dated February 28, 1996 expressed an unqualified opinion on those statements.

     I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westbrook Square, Ltd. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information, including separate reports on compliance with laws and regulations and on internal controls, is presented for the purposes of additional analysis and is not a required part of the financial statements of Westbrook Square, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.


/s/ BOB T. ROBINSON

Jackson, Mississippi
February 28, 1997

       [Letterhead of Bartlett & Gunter, CPA, P.C. - Opelika, Alabama]


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


/s/ Bartlett & Gunter, CPA, P.C.

February 28, l995

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Warsaw Elderly Housing, Ltd.
Warsaw, Kentucky


I have audited the accompanying balance sheets of Warsaw Elderly Housing, Ltd., a limited partnership, RHS Project No.: 20-039-621409235 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position c Warsaw Elderly Housing, Ltd., RHS Project No.: 20-039-621409235 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1997 on my consideration of Warsaw Elderly Housing, Ltd., internal control structure and a report dated February 18, 1997 on its compliance with laws and regulations.


/S/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
February 18, 1997

        [Letterhead of Donald W. Causey, CPA, P.C. - Gadsden, Alabama]


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


/s/ Donald W. Causey, CPA, P.C.

February 22, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
West Hill Square, Ltd.
Gordo, Alabama

I have audited the accompanying balance sheets of West Hill Square, Ltd., a limited partnership, RHS Project No.: 01-054-631010865 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Hill Square, Ltd., RHS Project
No.: 01-054-631010865 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 21, 1997 on my consideration of West Hill Square, Ltd., internal control structure and a report dated February 21, 1997 on its compliance with laws and regulations.


/s/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
February 21, 1997

        [Letterhead of Donald W. Causey, CPA, P.C. - Gadsden, Alabama]


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

/s/ Donald W. Causey, CPA, P.C.

February 25, 1996

                    [DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Elmwood Associates, L.P.
Picayune, Mississippi

I have audited the accompanying balance sheets of Elmwood Associates, L.P., a limited partnership, RHS Project No.: 28-055-640804193 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Associates, L.P., RHS Project No.: 28-055-640804193 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 20, 1997 on my consideration of Elmwood Associates, L.P., internal control structure and a report dated February 20, 1997 on its compliance with laws and regulations.


/s/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
February 20, 1997

        [Letterhead of Donald W. Causey, CPA, P.C. - Gadsden, Alabama]


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

/s/ Donald W. Causey, CPA, P.C.

February 17, 1996

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1997 AND 1996



                                     ASSETS

                                                                                                     1997                   1996
                                                                                               -------------          -------------
Property and equipment - (at cost, net of accumulated depreciation
   of $29,490,168 and $24,353,844, respectively) (Note 4)                                      $ 113,446,936          $ 118,149,068
Cash and cash equivalents                                                                          1,925,081              2,243,763
Investment in marketable securities (Note 2)                                                         110,343                115,961
Cash held in escrow                                                                                3,524,350              3,511,010
Deferred costs (net of accumulated amortization of $1,153,799 and
   $947,180, respectively) (Note 5)                                                                2,254,752              2,461,371
Other assets                                                                                       1,133,002              1,142,343
                                                                                               -------------          -------------

   Total Assets                                                                                $ 122,394,464          $ 127,623,516
                                                                                               =============          =============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable (Note 6)                                                             $  71,673,532          $  72,249,613
   Accounts payable and other liabilities                                                          2,798,335              2,515,873
   Due to local general partners and affiliates (Note 7)                                           2,964,502              3,385,520
   Due to general partners and affiliates (Note 7)                                                 1,684,370                959,842
                                                                                               -------------          -------------

   Total Liabilities                                                                              79,120,739             79,110,848
                                                                                               -------------          -------------

   Minority interests                                                                              7,946,451              7,930,508
                                                                                               -------------          -------------

Partners' Capital:
   Limited partners (72,896 BACs
   issued and outstanding)                                                                        35,649,218             40,845,993
   General partners                                                                                 (327,427)              (274,934)
   Unrealized gain on marketable securities                                                            5,483                 11,101
                                                                                               -------------          -------------

   Total Partners' Capital                                                                        35,327,274             40,582,160
                                                                                               -------------          -------------

Commitments and Contingencies (Notes 7 and 10)

   Total Liabilities and Partners' Capital                                                     $ 122,394,464          $ 127,623,516
                                                                                               =============          =============


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                                                                 1997                 1996                 1995
                                                                             ------------         ------------         ------------
Revenues:
   Rental income                                                             $ 11,930,785         $ 11,662,928         $ 11,481,242
   Other                                                                        1,339,849            1,336,933            1,232,892
                                                                             ------------         ------------         ------------

                                                                               13,270,634           12,999,861           12,714,134
                                                                             ------------         ------------         ------------

Expenses:

   Repairs and maintenance                                                      2,044,087            1,845,258            1,517,390
   Operating and other                                                          1,720,139            1,657,747            1,574,470
   Real estate taxes                                                              899,014              826,883              809,169
   Interest                                                                     5,019,334            4,970,087            4,975,829
   Depreciation and amortization (Notes 4 and 5)                                5,335,528            5,471,471            5,522,228
   General and administrative                                                   2,131,261            2,161,959            2,131,790
   General and administrative-related parties (Note 7)                          1,517,271            1,186,924              989,533
                                                                             ------------         ------------         ------------

                                                                               18,666,634           18,120,329           17,520,409
                                                                             ------------         ------------         ------------

Loss before minority interest                                                  (5,396,000)          (5,120,468)          (4,806,275)

Minority interest in losses of subsidiary
   partnerships                                                                    59,470               58,131               50,461
                                                                             ------------         ------------         ------------

Loss before extraordinary item                                                 (5,336,530)          (5,062,337)          (4,755,814)

Extraordinary item-forgiveness of indebtedness (Note 9)                            87,262                    0                    0
                                                                             ------------         ------------         ------------

Net loss                                                                     $ (5,249,268)        $ (5,062,337)        $ (4,755,814)
                                                                             ============         ============         ============

   Loss before extraordinary item - limited partners                           (5,283,164)          (5,011,714)          (4,708,256)
   Extraordinary item - limited partners                                           86,389                    0                    0
                                                                             ------------         ------------         ------------
   Net loss - limited partners                                               $ (5,196,775)        $ (5,011,714)        $ (4,708,256)
                                                                             ============         ============         ============
Number of BACs outstanding                                                         72,896               72,896               72,896
                                                                             ============         ============         ============
Per  BAC:

   Loss before extraordinary item                                            $     (72.48)        $     (68.75)        $     (64.59)
   Extraordinary item                                                                1.19                 0.00                 0.00
                                                                             ------------         ------------         ------------
   Net loss                                                                  $     (71.29)        $     (68.75)        $     (64.59)
                                                                             ============         ============         ============

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995




                                                                                                                    Net unrealized
                                                                                                                    Gain (loss) on
                                                                                                                      Marketable
                                                               Total        Limited Partners   General Partners       Securities
                                                           ------------       ------------       ------------       ------------
Partners' capital - March 31, 1994                         $ 50,389,210       $ 50,565,963       $   (176,753)      $          0

Net unrealized loss on marketable securities                     (2,140)                 0                  0             (2,140)

Net loss                                                     (4,755,814)        (4,708,256)           (47,558)                 0
                                                           ------------       ------------       ------------       ------------

Partners' capital - March 31, 1995                           45,631,256         45,857,707           (224,311)            (2,140)

Net loss                                                     (5,062,337)        (5,011,714)           (50,623)                 0

Change in net unrealized loss on
marketable securities                                            13,241                  0                  0             13,241
                                                           ------------       ------------       ------------       ------------
Partners' capital - March 31, 1996                           40,582,160         40,845,993           (274,934)            11,101


Net loss                                                     (5,249,268)        (5,196,775)           (52,493)                 0

Change in net unrealized gain  on
marketable securities                                            (5,618)                 0                  0             (5,618)
                                                           ------------       ------------       ------------       ------------


Partners' capital - March 31, 1997                         $ 35,327,274       $ 35,649,218       $   (327,427)      $      5,483
                                                           ============       ============       ============       ============




See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                                                                      1997               1996                1995
                                                                                  -----------        -----------        -----------
Cash flows from operating activities:
   Net loss                                                                       $(5,249,268)       $(5,062,337)       $(4,755,814)

   Adjustments to reconcile net loss to net cash provided by operating activities:

   Extraordinary item - forgiveness of indebtedness                                   (87,262)                 0                  0
   Depreciation and amortization                                                    5,335,528          5,471,471          5,522,228
   Minority interest in loss of subsidiaries                                          (59,470)           (58,131)           (50,461)
   Decrease (increase) in other assets                                                  9,341            (88,248)           163,820
   Increase (decrease) in accounts payable and other
     liabilities                                                                      282,462            318,915           (248,501)
   (Increase) decrease in cash held in escrow                                         (13,340)           397,094             31,204
   Increase in due to general partners
     and affiliates                                                                   724,528            443,042            278,858
   Increase in due to local general partners and affiliates                           183,295                  0                  0
   Decrease in due to local general partners
     and affiliates                                                                   (99,067)                 0                  0
                                                                                  -----------        -----------        -----------

   Net cash provided by operating activities                                        1,026,747          1,421,806            941,334
                                                                                  -----------        -----------        -----------

Cash flows from investing activities:

   Acquisition of property and equipment                                             (434,192)          (216,221)          (103,754)
   Decrease in marketable securities                                                        0                  0           (108,941)
   Increase in due to local general partners
     and affiliates                                                                     9,845            109,884            287,703
   Decrease in due to local general partners
     and affiliates                                                                  (270,191)          (302,737)          (495,968)
                                                                                  -----------        -----------        -----------

   Net cash used in investing activities                                             (694,538)          (409,074)          (420,960)
                                                                                  -----------        -----------        -----------

   Net cash provided by operating and used in
     investing activities, carried forward                                            332,209          1,012,732            520,374
                                                                                  -----------        -----------        -----------




See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                                                                      1997               1996               1995
                                                                                  -----------        -----------        -----------
Net cash provided by operating and used in
  investing activities, brought forward                                               332,209          1,012,732            520,374
                                                                                  -----------        -----------        -----------

Cash flows from financing activities:
   Repayments of mortgage loans                                                      (576,081)          (769,758)          (499,179)
   Decrease (increase) in deferred costs                                                7,415             (7,427)                 0
   Increase in due to local general partners and affiliates                           137,349                  0                  0
   Decrease in due to local general partners and affiliates                          (229,262)                 0                  0
   Increase (decrease) in capitalization of consolidated
     subsidiaries attributable to minority interest                                     9,688           (306,162)          (149,753)
                                                                                  -----------        -----------        -----------

   Net cash used in financing activities                                             (650,891)        (1,083,347)          (648,932)
                                                                                  -----------        -----------        -----------

   Net decrease in cash and cash equivalents                                         (318,682)           (70,615)          (128,558)

   Cash and cash equivalents at beginning of year                                   2,243,763          2,314,378          2,442,936
                                                                                  -----------        -----------        -----------

   Cash and cash equivalents at end of year                                       $ 1,925,081        $ 2,243,763        $ 2,314,378
                                                                                  ===========        ===========        ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                       $ 3,830,228        $ 3,935,154        $ 4,117,039
                                                                                  ===========        ===========        ===========

Supplemental disclosure of non-cash financing and investing activities:

   Conversion of operating deficit loan to equity:

     Decrease in due to local general partners and affiliates                         (65,725)                 0                  0
     Increase in capitalization of consolidated subsidiaries
       attributable to minority interest                                               65,725                  0                  0

   Forgiveness of indebtedness (Note 9):

     Decrease in due to local general partners and affiliates                         (87,262)                 0                  0


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995

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

     The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986. Some of the complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credits"). During Fiscal Years 1997, 1996 and 1995, the Partnership generated $11,208,966, $11,208,869, and $11,208,869, respectively, in Housing Tax Credits. There were no Historic Tax Credits generated in 1997, 1996, and 1995.

     The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs"), which had been registered with the Securities and Exchange Commission for sale to the public. As of August 8, 1991 (the date on which the Partnership held the final closing of the sale of BACs and on which the offering was terminated), the Partnership had received $72,896,000 of gross proceeds of the Offering from 4,780 investors. As of March 31, 1997, approximately $58,000,000 of net proceeds have been invested in 42 Local Partnerships and no further investments are anticipated.

     The terms of the Limited Partnership Agreement provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partners.


NOTE 2 - Summary of Significant Accounting Policies

     a)   Basis of Accounting and Presentation

     The Partnership's fiscal year ends on March 31. All subsidiaries have calendar year ends. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. Certain items in Fiscal Years 1995 and 1996 have been reclassified to conform to 1997 presentation.

     b)   Basis of Consolidation

     The consolidated financial statements include the accounts of the Partnership and 42 subsidiary partnerships, in which the Partnership is a limited partner, with an ownership interest of approximately 99%. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. Through the rights of the Partnership and/or the affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

     d)   Investment in Marketable Securities

     Effective April 1, 1994, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 1997 and 1996 the Partnership has classified its securities as available-for-sale.

     Available-for-sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of partner's capital until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. At March 31, 1997 and 1996, the net unrealized gain on securities available for sale was $5,483 and $11,101, respectively.

     e)   Cash held in Escrow

     The Partnership in certain instances will pay a certain percentage of the aggregate purchase price with the balance held in an interest bearing escrow account. Certain benchmarks, such as occupancy level, must be attained prior to the release of the funds.

     f)   Property and Equipment

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. Impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

     The determination of fair value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. No write-downs for impairments have been recorded as of March 31, 1997.

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

     h)   Income Taxes

     The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (see Note 8).

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

     k)   Organization and Offering Costs

     Costs incurred to organize the Partnership, including but not limited to legal and accounting, are considered deferred organization expenses. These costs, which had been capitalized, were amortized on the straight-line method over a 60-month period and were fully amortized as of the end of the 1996 Fiscal Year. Costs incurred to sell BACs including selling commissions and fees and the non-accountable expense allowance were considered selling and offering expenses. These costs were charged directly against limited partners' capital.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Fair Value of Financial Instruments

     In accordance with SFAS No. 107 "Disclosures about Fair Value of Financial Instruments," the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents, Cash Held in Escrow, Accounts Payable and Other Liabilities, Due to Local General Partners and Affiliates, and Due to General Partners and Affiliates

     The carrying amount of cash and cash equivalents, cash held in escrow, accounts payable and other liabilities approximates fair value. Due to Local General Partners and Affiliates and Due to General Partners and Affiliates would be paid from the future operations or sale of the properties which is not readily determinable.

     Mortgage Notes Payable

     The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

     The estimated fair values of the Partnership's mortgage note payable are as follows:


                                                  March 31, 1997             March 31, 1996
                                          --------------------------   ------------------------
                                            Carrying                   Carrying
                                             Amount       Fair Value    Amount       Fair Value
                                          ----------      ----------   --------      ----------
Mortgage Notes Payable for which it is:

Practicable to estimate fair value        $44,207,925   $44,950,092   $45,504,436   $42,402,990
Not Practicable (a)                       $27,465,607                 $26,697,723


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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Property and Equipment

         The components of property and equipment are as follows:


                                                          March 31,
                                              ---------------------------------
                                                    1997                1996
                                              -------------       -------------

         Land                                 $   5,720,520       $   5,720,520
         Buildings and improvements             132,298,828         132,189,111
         Other                                    4,917,756           4,593,281
                                              -------------       -------------

                                                142,937,104         142,502,912
         Less:  Accumulated depreciation        (29,490,168)        (24,353,844)
                                              -------------       -------------

                                              $ 113,446,936       $ 118,149,068
                                              =============       =============

     Included in property and equipment is $4,281,577 of acquisition fees paid to the General Partners and $1,162,054 of acquisition expenses at March 31, 1997 and 1996. In addition, at March 31, 1997 and 1996, buildings and improvements include $3,965,423 of capitalized interest. Amounts funded pursuant to Development Deficit Guarantees are shown as a reduction of the cost of property and equipment, equalling $1,930,840 at March 31, 1997. No such fundings occurred in Fiscal Years 1997, 1996 and 1995.

     In connection with the development or rehabilitation of the properties, the subsidiary partnerships have incurred developers' fees of $12,320,963 to the Local General Partner and affiliates. Such fees have been included in the costs of the properties at March 31, 1997 and 1996.

     Depreciation expense for the years ended March 31, 1997, 1996, and 1995 amounted to $5,136,324, $5,247,213, and $5,291,539, respectively.


NOTE 5 - Deferred Costs

     The components of deferred costs and their periods of amortization are as follows:

                                         March 31,
                        -----------------------------------------
                            1997          1996            1995        Period
                        -----------    -----------    -----------    ---------
Financing expenses      $ 3,052,495    $ 3,052,495    $ 3,045,080    (a)
Organization expenses       356,056        356,056        356,056    60 months
                        -----------    -----------    -----------

                          3,408,551      3,408,551      3,401,136
Less:  Accumulated
  amortization           (1,153,799)      (947,180)      (722,934)
                        -----------    -----------    -----------

                        $ 2,254,752    $ 2,461,371    $ 2,678,202
                        ===========    ===========    ===========

     (a) Over the life of the related mortgages, ranging from 15 to 50 years, using the interest method.

     Amortization of deferred costs for the years ended March 31, 1997, 1996, and 1995 amounted to $199,204, $224,258, and $230,689, respectively.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Mortgage Notes Payable

     At March 31, 1997 and 1996, mortgages payable, all of which are nonrecourse to the Partnership, are summarized as follows:

                       Range of                          Carrying Amount at March 31
   Number of           Interest          Range of      ------------------------------
   Mortgages           Rates             Maturities          1997              1996
   ---------           -----             ----------    ------------      ------------

        2              0%                2007-2016     $  2,383,151      $  2,383,151
       12              1%                2015-2022       12,056,004        12,086,430
       13              3%-8.5%           1999-2031       14,159,045        12,877,496
       17              8.75%-9%          2007-2040       26,296,762        26,501,112
       16              9.24%-13.5%       2002-2032       16,778,570        18,401,424
                                                       ------------      ------------
                                                       $ 71,673,532      $ 72,249,613
                                                       ============      ============

     Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents, leases and replacement reserves, and is without further recourse.

     Annual principal payments required for each of the next five years are as follows:

                    Fiscal Year Ending March 31,               Amount
                    ----------------------------            -----------

                             1998                            $620,133
                             1999                             673,600
                             2000                             744,712
                             2001                             810,005
                             2002                             881,860

     At December 31, 1996, the mortgage of the Eagle Ridge Limited Partnership was in default by six payments (see Note 10).


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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Related Party Transactions and Transactions with General Partners and Affiliates (continued)

     The original amount of the Operating Deficit Guarantees aggregated approximately $9,500,000 of which approximately $8,400,000 had expired as of March 31, 1997. As of March 31, 1997, 1996, and 1995, approximately $494,000,
$494,000 and $384,000, respectively, had been funded by the local general partners to meet such obligations. Amounts funded under such agreements are treated as non-interest bearing loans. (See Note 7(b) below for repayment terms).

     b)   Due to Local General Partners and Affiliates

     At March 31, 1997 and 1996, a majority of these fees were incurred in connection with the development of the property and have been included in the basis of the building.

     Due to local general partners and affiliates at March 31, 1997 and 1996 consists of the following:

                                                1997                1996
                                            ----------          ----------
     Operating advances                     $  440,241          $  355,892
     Development fees                        2,006,649           2,266,995
     Due to contractor                         114,620             114,620
     Operating deficit loans (i)               310,138             485,925
     General Partner distributions                 474                 949
     Management and other fees                  92,380             161,139
                                            ----------          ----------

                                            $2,964,502          $3,385,520
                                            ==========          ==========


     (i) Operating deficit loans consist of the following:


                                                1997                1996
                                            ----------          ----------
          Eagle Ridge (see Note 9)          $        0          $  152,987
          Oxford Trace                          18,650              18,650
          Tivoli Place                               0              22,800
          Wilshire Park                        191,775             191,775

     These loans are unsecured, non-interest bearing and are payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.

                                                1997                1996
                                            ----------          ----------

              Parkside Townhomes            $   81,135          $   81,135
              Ognotz Hall                       18,578              18,578

     These loans are unsecured, non-interest bearing and are subordinate to the second mortgage.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     c)   Other Expenses

     The costs incurred to related parties for the years ended March 31, 1997, 1996 and 1995 were as follows:

                                                 Year Ended March 31,
                                    ----------------------------------------
                                        1997           1996           1995
                                    ----------     ----------     ----------
Partnership management fees (a)     $  676,000     $  400,000     $  241,163
Expense reimbursement (b)              143,694        125,835        127,756
Property management fees (c)           630,074        595,406        554,464
Local administrative fee (d)            67,503         65,683         66,150
                                    ----------     ----------     ----------
                                    $1,517,271     $1,186,924     $  989,533
                                    ==========     ==========     ==========

     (a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to General Partners amounting to approximately $1,526,000 and $850,000 were accrued and unpaid as of March 31, 1997 and 1996, respectively.

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

     (c) Property management fees incurred by subsidiary partnerships amounted to $902,087, $856,553 and $805,923 for the 1997, 1996 and 1995 Fiscal Years,
respectively. Of these fees $630,074, $595,406, and $554,464 were incurred to affiliates of the subsidiary partnerships.

     (d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee of up to $2,500 from each subsidiary partnership.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Income Taxes

     A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:



                                                                   Years Ended December 31
                                                             1996           1995           1994
                                                         -----------    -----------    -----------
Financial statement
Net loss                                                 $(5,249,268)   $(5,062,337)   $(4,755,814)

Difference resulting from parent company having a
   different fiscal year for income tax and financial
   reporting purposes                                        448,899       (152,066)       357,381

Difference between depreciation and amortization
   expense recorded for financial statement and income
   tax reporting purposes                                   (306,706)      (107,970)      (105,297)

Tax-exempt interest income                                   (23,693)       (26,614)       (33,976)

Other                                                        (49,787)        69,189        (19,854)
                                                         -----------    -----------    -----------

Net loss as shown on the Partnership's
   income tax returns                                    $(5,180,555)   $(5,279,798)   $(4,557,560)
                                                         ===========    ===========    ===========

NOTE 9 - Extraordinary Item - Forgiveness of Indebtedness Income

     In the event an operating deficit existed for Eagle Ridge Limited Partnership ("Eagle Ridge") at any time before May 31, 1995, the General Partners, jointly and severally, were to provide such funds up to $260,000 to Eagle Ridge as was necessary to pay such operating deficits. The loan was subordinate and bore no interest. The loan balance was $152,987 as of December 31, 1995. Effective July 26, 1996, the General Partners withdrew from Eagle Ridge and assigned to Freedom SLP L.P., the special limited partner, their partnership interests. In conjunction with the withdrawal of the General Partners, the loan was cancelled. Of the $152,987 balance payable at July 26, 1996, $87,262 was forgiven and $65,725 was converted to equity.

NOTE 10 - Commitments and Contingencies

     (a)  Event of Default

     Eagle Ridge Limited Partnership

     Eagle Ridge Limited Partnership ("Eagle Ridge") has entered into a Forbearance Agreement with Wisconsin Housing and Economic Development Authority ("WHEDA") as a result of Eagle Ridge's failure to pay all the required installment payments under the mortgage note. Under the terms of the agreement, WHEDA has agreed to temporarily forego the enforcement of its rights and remedies against Eagle Ridge through December 31, 1998 and to continue to extend Eagle Ridge financing provided that Eagle Ridge complies with certain conditions. The conditions of the agreement consist of, but are not limited to:
(1) monthly payments of escrow and reserve

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Commitments and Contingencies (continued)

(a)  Event of Default

deposits, (2) monthly payments of principal and interest limited to the lower of 100% of net operating income ("NOI") or 5% of the regularly scheduled monthly note payment (base payment), (3) 75% of the monthly NOI in excess of the base payment for principal and interest and (4) the remaining 35% of NOI in excess of the base payment is to be paid as an incentive management to the management agent. The Partnership's investment in Eagle Ridge at March 31, 1997 and 1996 was approximately $278,000 and $414,000, respectively, and the minority interest balance was approximately $163,000 and $92,000, respectively. The Partnership's share of Eagle Ridge's net loss amounted to approximately $137,000, $174,000 and $155,000 for the 1997, 1996, and 1995 Fiscal Years, respectively.

     (b) Other

     The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 24% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expire.

     Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be affected. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

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

     Related Freedom Associates Inc., ("RFAI") is the sole general partner of Related Freedom Associates L.P.

              Name                                      Position
              ----                                      --------

              Stephen M. Ross                           Director

              J. Michael Fried                          President and Director

              Alan P. Hirmes                            Senior Vice President

              Stuart J. Boesky                          Senior Vice President

              Marc D. Schnitzer                         Vice President

              Richard A. Palermo                        Treasurer

              Lynn A. McMahon                           Secretary

     STEPHEN M. ROSS, 57, is a Director of RFAI. Mr. Ross is also President and a Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

     J. MICHAEL FRIED, 54, is President and a Director of RFAI. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     ALAN P. HIRMES, 42, is a Senior Vice President of RFAI. Mr. Hirmes has been a certified public accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     STUART J. BOESKY, 41, is a Vice President of RFAI. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

     MARC D. SCHNITZER, 36, is a Vice President of RFAI. He is responsible both for financial restructurings of real estate properties and directing Related's acquisition of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

     RICHARD A. PALERMO, 37, is Treasurer of the General Partner of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration Degree.

     LYNN A. McMAHON, 41, is Secretary of RFAI. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

The Lehman General Partner

Paul L. Abbott                     Chairman of the Board, President and Chief
                                   Executive Officer

Donald E. Petrow                   Vice President


     PAUL A. ABBOTT, 51, is an Executive Vice President of Lehman Brothers and Chairman of the Board, President and Chief Executive Officer of the Lehman General Partner. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for the investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University of St. Louis.

     DONALD E. PETROW, 40, is a First Vice President of Lehman Brothers and Vice President of the Lehman General Partner. From March 1989, he has been responsible for the investment management of various investment portfolios, including but not limited to, federal insured mortgages, residential real estate, broadcasting and energy. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman Brothers, was involved in investment banking activities relating to partnership finance and acquisition. Prior to joining Lehman Brothers, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace University.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

                              Name and address of       Amount and Nature of               Percentage
        Title of Class        Beneficial Ownership      Beneficial Ownership               of Class
        --------------        --------------------      --------------------               --------

        General Partnership   Related Freedom           $1,000 capital contribution          50%
        Interest in the       Associates L.P.           -directly owned
        Partnership           625 Madison Avenue
                              New York, NY 10022

                              Freedom GP Inc.           $1,000 capital contribution          50%
                              c/o Lehman Brothers       -directly owned
                              3 World Financial Center
                              New York, NY 10285

     Freedom SLP L.P., a limited partnership whose general partners are the General Partners of the Partnership and which acts as the special limited partner of each Local Partnership, holds a 1% limited partnership interest in each Local Partnership.

     As of March 31, 1997, no person (other than the Assignor Limited Partner) was known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partners owns any Limited Partnership Interests or BACs.


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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                   Sequential
                                                                      Page
                                                                   ----------


(a)1.  Financial Statements

       Independent Auditors' Report                                    15

       Consolidated Balance Sheets as of March 31, 1997 and
       1996                                                            88

       Consolidated Statements of Operations for the years
       ended March 31, 1997, 1996 and 1995                             89

       Consolidated Statements of Changes in Partners' Capital
       for the years ended March 31, 1997, 1996 and 1995               90

       Consolidated Statements of Cash Flows for the years
       ended March 31, 1997, 1996 and 1995                             91

       Notes to Consolidated Financial Statements                      93

(a)2.  Financial Statement Schedules

       Schedule I - Condensed Financial Information of
       Registrant                                                     112

       Schedule III - Real Estate and Accumulated
       Depreciation                                                   115

       All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a)3.  Exhibits

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


(a)3.  Exhibits (continued)

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

(21)   Subsidiaries of the Registrant                                 109

(27)   Financial Data Schedule (filed herewith)                       118


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K. (continued)


                                                                                                   Jurisdiction
(c)           Subsidiaries of the Registrant (Exhibit 21)                                        of Organization
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

(d)           not applicable

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

                                             FREEDOM TAX CREDIT PLUS L.P.
                                                  (Registrant)

                                             By: RELATED FREEDOM ASSOCIATES L.P.
                                                 a general partner


                                             By: RELATED FREEDOM ASSOCIATES INC.
                                                 a general partner

Date: June 27, 1997

                                             By:/s/J. Michael Fried
                                                --------------------------------
                                                 J. Michael Fried,
                                                 President and Director

                                             By: FREEDOM GP INC.
                                                 a general partner

Date: June 27, 1997

                                             By:/s/Paul L. Abbott
                                                --------------------------------
                                                Paul L. Abbott,
                                                President and Director
                                                (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


  Signature                       Title                                           Date
  ---------                       -----                                           ----


/s/ J. Michael Fried          President and Director of Related
------------------------      Freedom Associates Inc.
J. Michael Fried              (Principal Executive Officer)                     June 27. 1997

/s/ Alan P. Hirmes
------------------------      Senior Vice President (Principal Financial
Alan P. Hirmes                Officer) of Related
                              Freedom Associates, Inc.                          June 27. 1997

/s/ Richard A. Palermo
------------------------      Treasurer (Principal Accounting Officer)
Richard A. Palermo            of Related Freedom Associates, Inc.               June 27. 1997

/s Stephen M. Ross            Director of Related Freedom
------------------------      Associates, Inc.                                  June 27. 1997
Stephen M. Ross

/s/ Paul L. Abbott            President, Chief Operating Officer and
------------------------      Director of Freedom GP. Inc.
Paul L. Abbott                (Chief Executive Officer)                         June 27. 1997

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


     Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                              March 31,
                                                                    -------------------------
                                                                        1997          1996
                                                                    -----------   -----------

Cash and cash equivalents                                           $   649,488   $   796,641
Investment in subsidiary partnerships, carried on an equity basis    36,163,814    40,582,659
Other assets                                                             69,652        69,652
                                                                    -----------   -----------

   Total assets                                                     $36,882,954   $41,448,952
                                                                    ===========   ===========



                        LIABILITIES AND PARTNERS' CAPITAL



Due to general partner and affiliates                               $ 1,510,380   $   822,792
Accounts payable and other liabilities                                   45,300        44,000
                                                                    -----------   -----------

   Total liabilities                                                  1,555,680       866,792
                                                                    -----------   -----------

Partners' capital                                                    35,327,274    40,582,160
                                                                    -----------   -----------

Total liabilities and partners' capital                             $36,882,954   $41,448,952
                                                                    ===========   ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT




                       CONDENSED STATEMENTS OF OPERATIONS


                                                                      Year Ended March 31.
                                                          -------------------------------------------
                                                              1997            1996*           1995*
                                                          -----------     -----------     -----------
Income

   Other income                                           $    23,204     $    53,838     $    26,609
                                                          -----------     -----------     -----------



Expenses

   Equity in losses of subsidiary partnerships
      (including share of extraordinary loss of $87,262
      in 1997)                                            $ 4,296,931     $ 4,429,069     $ 4,114,216
   General and administrative                                  88,344          92,255         229,138
   General and administrative-related parties                 887,197         591,518         429,069
   Amortization of organization costs                               0           3,333          10,000
                                                          -----------     -----------     -----------
   Total Expenses                                           5,272,472       5,116,175       4,782,423
                                                          -----------     -----------     -----------

Net loss                                                  $(5,249,268)    $(5,062,337)    $(4,755,814)
                                                          ===========     ===========     ===========


*    Reclassified for comparative purposes

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                              Year Ended March 31,
                                                 -----------------------------------------
                                                      1997           1996           1995
                                                 -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                         $(5,249,268)   $(5,062,337)   $(4,755,814)
                                                 -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:

   Equity in losses of subsidiary partnerships     4,296,931      4,429,069      4,114,216
   Amortization                                            0          3,333         10,000
   Decrease in other assets                                0              0         88,332

   Increase (decrease) in liabilities:

   Due to general partner and affiliates             687,588        410,640        245,358
   Accounts payable and other liabilities              1,300        (11,000)        15,908
                                                 -----------    -----------    -----------

   Total adjustments                               4,985,819      4,832,042      4,473,814
                                                 -----------    -----------    -----------

   Net cash used in operating activities            (263,449)      (230,295)      (282,000)
                                                 -----------    -----------    -----------

Cash flows from investing activities:

   Distributions from subsidiaries                   116,296        116,626        157,786
                                                 -----------    -----------    -----------

   Net cash provided by investing activities         116,296        116,626        157,786
                                                 -----------    -----------    -----------


Net decrease in cash and cash equivalents           (147,153)      (113,669)      (124,214)

Cash and cash equivalents, beginning of year         796,641        910,310      1,034,524
                                                 -----------    -----------    -----------

Cash and cash equivalents, end of year           $   649,488    $   796,641    $   910,310
                                                 ===========    ===========    ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 1997

                                                Initial Cost
                                               to Partnership
                                          -------------------------         Cost       Purchase Price
                                                         Buildings      Capitalized     Adjustments(B)
                                                           and         Subsequent to    Buildings and
     Description          Encumbrances      Land       Improvements     Acquisition     Improvements
     -----------          ------------    ---------    ------------    -------------   ----------------
Properties:

Parkside Townhouses
  York, PA                $1,756,783      $263,231      $4,439,564      $   51,289       $       0
Twin Trees
  Layton, UT               1,217,863       112,401       2,668,179          91,005         (47,642)
Bennion (Mulberry)
  Taylorsville, UT         2,319,143       258,000       4,934,447         378,312         (22,842)
Hunters Chase
  Madison, AL              2,670,220       411,100       5,616,330         110,593        (713,028)
Bethel Park
  Bethel, OH               2,044,686       141,320       5,365,882         127,816        (846,229)
Zebulon Park
  Owensville, OH           1,719,211       165,000       4,187,880         125,797        (542,936)
Tivoli Place
  Murphreesboro, TN        1,638,704       267,500       4,146,759         100,926        (207,625)
Northwood
  Jacksonville, FL         2,959,582       494,900       6,630,321         144,415        (294,886)
Oxford Trace
  Aiken, SC                  765,355       162,000       1,725,512          60,716        (161,049)
Wilshire
  Huntsville, AL           1,830,895       178,497       4,014,281         101,352        (432,405)
Ivanhoe
  Salt Lake City, UT         579,295        41,000       1,136,915          33,554               0
Washington Avenue
  Brooklyn, NY                     0        42,485       2,843,351          63,404               0
C.H. Development
  (Manhattan B)
  New York, NY             1,791,820             3       3,294,688          46,902               0
Davidson Court
  Staten Island, NY                0        96,892         773,052          37,064               0
Magnolia Mews
  Philadelphia, PA         1,814,910       200,000         668,007       2,272,681               0
Oaks Village
  Whiteville, NC           1,477,112        63,548       1,799,849          61,915               0
Greenfield Village
  Dunn, NC                 1,487,507        78,296       1,806,126          41,934               0
Morris Avenue
  (CLM Equities)
  Bronx, NY                2,654,821             2       4,767,049          35,554               0
Victoria Manor
  Riverside, CA            2,704,846       615,000       5,340,962        (153,198)              0
Ogontz Hall
  Philadelphia, PA         2,007,018             0         328,846       3,296,947               0
Eagle Ridge
  Stoughton, WI            1,604,985       321,594       2,627,385         (37,722)              0
Nelson Anderson
  Bronx, NY                3,886,670             2       6,524,096          33,554               0

                                       Gross Amount at which
                                     Carried At Close of Period                                                       Life on which
                          ---------------------------------------------                                              Depreciation in
                                            Buildings                                        Year of                  Latest Income
                                              and                           Accumulated   Construction/     Date      Statements is
     Description              Land        Improvements         Total(a)    Depreciation    Renovation     Acquired    Computed(c)(d)
     -----------          ------------    ------------     ------------    ------------    ----------     --------    --------------
Properties:

Parkside Townhouses
  York, PA                $  265,796      $ 4,488,288      $ 4,754,084      $ 1,022,289      1989          Sept. 1990        27.5
Twin Trees
  Layton, UT                 115,125        2,708,818        2,823,943          739,955      1989          Oct. 1990         27.5
Bennion (Mulberry)
  Taylorsville, UT           260,565        5,287,352        5,547,917        1,446,566      1989          Oct. 1990         27.5
Hunters Chase
  Madison, AL                413,665        5,011,330        5,424,995        1,530,414      1989          Oct. 1990         27.5
Bethel Park
  Bethel, OH                 143,885        4,644,904        4,788,789        1,433,022      1989          Oct. 1990         27.5
Zebulon Park
  Owensville, OH             167,565        3,768,176        3,935,741        1,101,137      1989          Oct. 1990         27.5
Tivoli Place
  Murphreesboro, TN          270,065        4,037,495        4,307,560        1,144,324      1989          Oct. 1990         27.5
Northwood
  Jacksonville, FL           497,465        6,477,285        6,974,750        1,860,513      1989          Oct. 1990         27.5
Oxford Trace
  Aiken, SC                  164,564        1,622,615        1,787,179          464,337      1989          Oct. 1990         27.5
Wilshire
  Huntsville, AL             181,060        3,680,665        3,861,725        1,095,732      1989          Oct. 1990         27.5
Ivanhoe
  Salt Lake City, UT          42,677        1,168,792        1,211,469          227,388      1991          Jan. 1991         27.5
Washington Avenue
  Brooklyn, NY                44,162        2,905,078        2,949,240          547,396      1991          Jan. 1991         27.5
C.H. Development
  (Manhattan B)
  New York, NY                 1,680        3,339,913        3,341,593          722,156      1991          Jan. 1991         27.5
Davidson Court
  Staten Island, NY           98,569          808,439          907,008          173,550      1991          Mar. 1991         27.5
Magnolia Mews
  Philadelphia, PA           201,677        2,939,011        3,140,688          536,633      1991          Mar. 1991         27.5
Oaks Village
  Whiteville, NC              65,225        1,860,087        1,925,312          439,747      1991          Mar. 1991         27.5
Greenfield Village
  Dunn, NC                    79,973        1,846,383        1,926,356          437,668      1991          Mar. 1991         27.5
Morris Avenue
  (CLM Equities)
  Bronx, NY                    1,679        4,800,926        4,802,605          909,824      1991          Apr. 1991         27.5
Victoria Manor
  Riverside, CA              616,677        5,186,087        5,802,764        1,067,349      1991          Apr. 1991         27.5
Ogontz Hall
  Philadelphia, PA             1,677        3,624,116        3,625,793          647,394      1990          Apr. 1991         27.5
Eagle Ridge
  Stoughton, WI              323,271        2,587,986        2,911,257          744,442      1991          May 1991          27.5
Nelson Anderson
  Bronx, NY                    1,679        6,555,973        6,557,652        1,260,138      1991          June 1991         27.5

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 1997

                                                         Initial Cost
                                                        to Partnership
                                                     -------------------------        Cost        Purchase Price
                                                                    Buildings      Capitalized     Adjustments(B)
                                                                      and         Subsequent to    Buildings and
     Description                 Encumbrances         Land        Improvements     Acquisition     Improvements
     -----------                 ------------       ---------     ------------    -------------   ----------------
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY                 3,000,833           20,000        5,407,108           15,784                 0
Wilson Street Apts
  (Middletown)
  Middletown, PA                  1,673,496           38,449                0        3,374,421                 0
Lauderdale Lakes
  Lauderdale Lakes, FL            5,184,690          873,973        3,976,744        5,208,145                 0
Flipper Temple
  Atlanta, GA                     2,624,186           70,519        4,907,110          621,279                 0
220 Cooper Street
  Camden, NJ                        999,685           41,000                0        3,656,586                 0
Vendome
  Brooklyn, NY                    2,697,689           12,000        4,867,584          220,536                 0
Pecan Creek
   Tulsa, OK                      1,016,900           50,000        1,484,923           20,196                 0
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL                   679,505           15,000          939,681           43,395                 0
Pine Shadow Apts
  Waveland, MS                    1,642,057           74,550        2,117,989           97,808                 0
Windsor Place Apts
  Wedowee, AL                       767,877           40,000          904,888           10,804                 0
Brookwood Apts
  Foley, AL                       1,274,574           68,675        1,517,190           49,179                 0
Heflin Hills Apts
  Heflin, AL                        745,991           50,000          841,300            7,422                 0
Shadowood Apts
  Stevenson, AL                     750,915           27,000          898,800            3,227                 0
Brittany Associates
  Dekalb, MS                        690,416           20,000          843,592            6,827                 0
Hidden Valley Apts
  Brewton, AL                     1,288,706           68,000        1,637,840           11,576                 0
Westbrook Square L.P.
  Carthage, MS                    1,031,963           40,000        1,254,957           10,097                 0
Warsaw Elderly Housing Ltd.
  Warsaw, KY                      1,145,135           98,819        1,333,606            4,924                 0
West Hill Square Apts. Ltd.
  Gordo, AL                         774,055           60,000          954,020            7,369                 0
Elmwood Assoc
  Picayune, MS                      712,398           81,500          829,183            7,812                 0
Harmony Gate Assoc
  Los Angeles, CA                 4,041,035                0        9,757,807           27,490                 0
                                -----------       ----------     ------------      -----------       -----------
                                $71,673,532       $5,662,256     $120,113,803      $20,429,687       $(3,268,642)
                                ===========       ==========     ============      ===========       ===========

                                       Gross Amount at which
                                     Carried At Close of Period                                                       Life on which
                          ---------------------------------------------                                              Depreciation in
                                            Buildings                                        Year of                  Latest Income
                                              and                           Accumulated   Construction/     Date      Statements is
     Description              Land        Improvements         Total       Depreciation    Renovation     Acquired    Computed(a)(b)
     -----------          ------------    ------------     ------------    ------------    ----------     --------    --------------
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY              21,677        5,421,215        5,442,892        1,122,565      1991      Sept. 1991        27.5
Wilson Street Apts
  (Middletown)
  Middletown, PA               40,126        3,372,744        3,412,870          558,783      1991      Sept. 1991        27.5
Lauderdale Lakes
  Lauderdale Lakes, FL        875,668        9,183,194       10,058,862        1,180,876      1991      Oct. 1991         40
Flipper Temple
  Atlanta, GA                  72,196        5,526,712        5,598,908        1,143,085      1991      Oct. 1991         27.5
220 Cooper Street
  Camden, NJ                   42,677        3,654,909        3,697,586          680,728      1991      Dec. 1991         27.5
Vendome
  Brooklyn, NY                 13,677        5,086,443        5,100,120        1,237,923      1991      Dec. 1991         20
Pecan Creek
   Tulsa, OK                   50,161        1,504,958        1,555,119          243,461      1991      Dec. 1991         27.5
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL              15,161          982,915          998,076          135,190      1991      Dec. 1991         27.5
Pine Shadow Apts
  Waveland, MS                 74,711        2,215,636        2,290,347          381,585      1991      Dec. 1991         27.5
Windsor Place Apts
  Wedowee, AL                  40,161          915,531          955,692          129,443      1991      Dec. 1991         27.5
Brookwood Apts
  Foley, AL                    68,836        1,566,208        1,635,044          225,868      1991      Dec. 1991         27.5
Heflin Hills Apts
  Heflin, AL                   50,161          848,561          898,722          130,431      1991      Dec. 1991         27.5
Shadowood Apts
  Stevenson, AL                27,161          901,866          929,027          134,967      1991      Dec. 1991         27.5
Brittany Associates
  Dekalb, MS                   20,161          850,258          870,419          132,442      1990      Dec. 1991         27.5
Hidden Valley Apts
  Brewton, AL                  68,161        1,649,255        1,717,416          237,866      1991      Dec. 1991         27.5
Westbrook Square L.P.
  Carthage, MS                 40,161        1,264,893        1,305,054          192,759      1990      Dec. 1991         27.5
Warsaw Elderly Housing Ltd.
  Warsaw, KY                   98,980        1,338,369        1,437,349          181,283      1991      Dec. 1991         27.5
West Hill Square Apts. Ltd.
  Gordo, AL                    60,161          961,228        1,021,389          144,940      1991      Dec. 1991         27.5
Elmwood Assoc
  Picayune, MS                 81,661          836,834          918,495          111,052      1991      Dec. 1991         27.5
Harmony Gate Assoc
  Los Angeles, CA                 161        9,785,136        9,785,297        1,632,947      1992      Jan. 1992         27.5
                           ----------     ------------     ------------      -----------
                           $5,720,520     $137,216,584     $142,937,104      $29,490,168
                           ==========     ============     ============      ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                         AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 1997


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

(E) Reconciliation of Real Estate owned:

                                             Cost of Property and Equipment                    Accumulated  Depreciation
                                ------------------------------------------------      ----------------------------------------------
                                                                          Year Ended March 31,
                                ----------------------------------------------------------------------------------------------------
                                    1997              1996              1995             1997               1996             1995
                                ------------      ------------      ------------      -----------       -----------      -----------
Balance at beginning of year    $142,502,912      $142,286,691      $142,182,937      $24,353,844       $19,106,631      $13,815,092
Additions during year:
  Improvements                       434,192           216,221           103,754
  Depreciation expense                                                                  5,136,324         5,247,213        5,291,539
                                ------------      ------------      ------------      -----------       -----------      -----------

Balance at close of year        $142,937,104      $142,502,912      $142,286,691      $29,490,168       $24,353,844      $19,106,631
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