Form 10-Q
period 1997-06-30
FREEDOM TAX CREDIT PLUS LP
filed 1997-08-14
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

                         PART I - Financial Information

Item 1. Financial Statements


                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           Consolidated Balance Sheets
                                   (Unaudited)


                                               =============      =============
                                                 June 30,           March 31,
                                                   1997               1997
                                               -------------      -------------

ASSETS

Property and equipment - (at cost,
   net of accumulated depreciation
   of $30,776,721 and $29,490,168,
   respectively)                               $ 112,224,614      $ 113,446,936
Cash and cash equivalents                          1,253,071          1,925,081
Investment in marketable securities                  147,632            110,343
Cash held in escrow                                3,695,763          3,524,350
Deferred costs (net of accumulated
   amortization of $1,202,508 and
   $1,153,799, respectively)                       2,206,043          2,254,752
Other assets                                       1,228,695          1,133,002
                                               -------------      -------------

   Total Assets                                $ 120,755,818      $ 122,394,464
                                               =============      =============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                      $  71,536,677      $  71,673,532
   Accounts payable and other
    liabilities                                    2,520,308          2,798,335
   Due to local general partners and
    affiliates                                     2,861,265          2,964,502
   Due to general partners and
    affiliates (Note 2)                            1,866,053          1,684,370
                                               -------------      -------------

   Total Liabilities                              78,784,303         79,120,739
                                               -------------      -------------

   Minority interests                              7,922,254          7,946,451
                                               -------------      -------------

Partners' Capital:
   Limited partners (72,896 BAC's
   issued and outstanding)                        34,386,633         35,649,218
   General partners                                 (340,180)          (327,427)
   Unrealized gain on marketable
    securities                                         2,808              5,483
                                               -------------      -------------

   Total Partners' Capital                        34,049,261         35,327,274
                                               -------------      -------------

   Total Liabilities and Partners'
    Capital                                    $ 120,755,818      $ 122,394,464
                                               =============      =============


See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  =============================
                                                      Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      1997              1996
                                                  -----------------------------
Revenues
   Rental income                                  $ 3,047,493       $ 2,946,970
   Other                                              313,940           307,231
                                                  -----------       -----------
                                                    3,361,433         3,254,201
                                                  -----------       -----------
Expenses
   General and administrative                         567,896           554,777
   General and administrative-
    related parties (Note 2)                          380,479           241,668
   Operating and other                                338,643           331,502
   Repairs and maintenance                            453,658           471,133
   Real estate taxes                                  232,552           229,863
   Insurance                                          112,913           121,944
   Financial, principally interest                  1,229,866         1,223,024
   Depreciation and amortization                    1,335,262         1,367,659
                                                  -----------       -----------
                                                    4,651,269         4,541,570
                                                  -----------       -----------

Loss before minority interest                      (1,289,836)       (1,287,369)

Minority interest in loss of
   subsidiary partnerships                             14,498            15,458
                                                  -----------       -----------

Net loss                                          $(1,275,338)      $(1,271,911)
                                                  ===========       ===========
Net loss - limited partners                       $(1,262,585)      $(1,259,192)
                                                  ===========       ===========
Number of BACs outstanding                             72,896            72,896
                                                  ===========       ===========
Net loss per BAC                                  $    (17.32)      $    (17.27)
                                                  ===========       ===========


See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                                                                   Net
                                                                   unrealized
                                                                   Gain
                                                                   (Loss) on
                                      Limited        General       Marketable
                        Total         Partners       Partners      Securities
                     -----------    -----------    -----------    -----------

Partners' capital-
 April 1, 1997       $35,327,274    $35,649,218    $  (327,427)   $     5,483
Net loss              (1,275,338)    (1,262,585)       (12,753)             0
Change in net
 unrealized gain
 on marketable
 securities               (2,675)             0              0         (2,675)
                     -----------    -----------    -----------    -----------

Partners' capital-
 June 30, 1997       $34,049,261    $34,386,633    $  (340,180)   $     2,808
                     ===========    ===========    ===========    ===========


See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)


                                                  =============================
                                                       Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1997            1996
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $(1,275,338)     $(1,271,911)
                                                   -----------      -----------

Adjustments to reconcile net loss
   to net cash used in
   operating activities:

   Depreciation and amortization                     1,335,262        1,367,659
   Minority interest in loss of
    subsidiaries                                       (14,498)         (15,458)
   (Increase) decrease in other assets                 (95,693)          70,265
   Decrease in accounts payable and
    other liabilities                                 (278,027)        (111,775)
   Increase in cash held in escrow                    (171,413)        (237,235)
   Increase in due to general partners
    and affiliates                                     181,683           38,512
   Increase in due to local general
    partners and affiliates                              2,501            6,300
   Decrease in due to local general
    partners and affiliates                           (105,738)        (222,627)
                                                   -----------      -----------

   Net cash used in
    operating activities                              (421,261)        (376,270)
                                                   -----------      -----------

Cash flows from investing activities:

   Improvements to property and
    equipment                                          (64,231)         (13,096)
   Increase in marketable securities                   (39,964)               0
                                                   -----------      -----------

   Net cash used in investing
    activities                                        (104,195)         (13,096)
                                                   -----------      -----------


See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)


                                                  =============================
                                                       Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1997            1996
                                                   ----------------------------

Cash flows from financing activities:

   Repayments of mortgage notes                       (136,855)        (124,290)
   Decrease in capitalization of
    consolidated subsidiaries
    attributable to minority interest                   (9,699)        (119,453)
                                                   -----------      -----------

   Net cash used in financing
    activities                                        (146,554)        (243,743)
                                                   -----------      -----------

Net decrease in cash and cash
   equivalents                                        (672,010)        (633,109)

Cash and cash equivalents at
   beginning of period                               1,925,081        2,243,763
                                                   -----------      -----------

Cash and cash equivalents at
   end of period                                   $ 1,253,071      $ 1,610,654
                                                   ===========      ===========


See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and 42 subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $14,000 and $15,000 for the three months ended June 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1997 and the results of operations and its cash flows for the three months ended June 30, 1997 and 1996. However, the operating results for the three months ended June 30, 1997 may not be indicative of the results for the year.

Certain   information  and  note  disclosure   normally  included  in  financial
statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 1 - General (continued)

condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

Certain prior year amounts have been reclassified to conform to current year's presentation.

Note 2 - Related Party Transactions

The costs incurred to related parties for the three months ended June 30, 1997 and 1996 were as follows:

                                                  Three Months Ended
                                                        June 30,
                                             -----------------------------
                                                1997                1996
                                             -----------------------------
Partnership management fees (a)              $ 169,000           $  50,000
Expense reimbursment (b)                        57,563              39,694
Property management fees (c)                   136,916             135,974
Local administrative fee (d)                    17,000              16,000
                                             ---------           ---------

                                             $ 380,479           $ 241,668
                                             =========           =========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $1,695,000 and $1,526,000 were accrued and unpaid as of June 30, 1997 and March 31, 1997, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is lim-

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 2 - Related Party Transaction (continued)

ited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by subsidiary partnerships amounted to $218,738 and $204,744 for the three months ended June 30, 1997 and 1996, respectively. Of these fees $136,916 and $135,974, respectively, were incurred to affiliates of the subsidiary partnership.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships is entitled to receive an annual local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no changes and/or additions to the disclosure regarding the subsidiary partnership which was included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds was from the proceeds of its public offering. During the three months ended June 30, 1997, the primary sources of liquidity included working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.

A working capital reserve of approximately $2,551,000 (3.8% of gross equity raised) was initially established. Approximately $560,000 remains in the reserve as of June 30, 1997 and the balance was previously used to pay operating expenses of the Partnership including Partnership management fees payable to the General Partners.

During the three months ended June 30, 1997 and 1996, the distributions received from the Local Partnerships approximated $3,000 and $113,000. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph will be used to meet the operating expenses of the Partnership.

During the three months ended June 30, 1997, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $672,000 primarily due to cash used in operating activities ($421,000), improvements to property and equipment ($64,000), an increase in marketable securities ($40,000), and repayments of mortgage loans ($137,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($1,335,000).

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be experiencing downswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market.

Results of Operations

The results of operations for the three months ended June 30, 1997 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income has remained fairly consistent with an increase of approximately 3% for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to rental rate increases.

Total expenses excluding general and administrative-related parties remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 1997 as compared to the corresponding period in 1996.

General and administrative-related parties expenses increased approximately $139,000 for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to an increase in partnership management fees payable to the General Partners.

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


                                               FREEDOM TAX CREDIT PLUS L.P.
                                                        (Registrant)

                                           By: RELATED FREEDOM ASSOCIATES L.P.,
                                               a General Partner

                                           By: RELATED FREEDOM ASSOCIATES INC.,
                                               General Partner

Date: August 13, 1997

                                           By:  /s/ Alan P. Hirmes
                                                -------------------------------
                                                Alan P. Hirmes, Vice President
                                                (Principal Financial Officer)

Date: August 13, 1997

                                           By:  /s/ Richard A. Palermo
                                                ------------------------------
                                                Richard A. Palermo, Treasurer
                                                (Principal Accounting Officer)

                                           and

                                           By:  FREEDOM G.P. INC.,
                                                a General Partner

Date: August 13, 1997

                                           By:  /s/ Paul L. Abbott
                                                ------------------------------
                                                Paul L. Abbott, President