Form 10-Q
period 1997-09-30
FREEDOM TAX CREDIT PLUS LP
filed 1997-11-14
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24652


                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3533987
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


625 Madison Avenue, New York, New York                             10022
----------------------------------------                     ------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                         PART I - Financial Information

Item 1.  Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           Consolidated Balance Sheets
                                   (Unaudited)

                                               -------------      ------------
                                               September 30,        March 31,
                                                   1997                1997
                                               -------------      ------------
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $32,067,123 and $29,490,168,
  respectively)                                $110,962,202       $113,446,936
Cash and cash equivalents                         1,489,340          1,925,081
Investment in marketable securities                 151,146            110,343
Cash held in escrow                               3,915,279          3,524,350
Deferred costs (net of accumulated
  amortization of $1,251,271 and
  $1,153,799, respectively)                       2,157,280          2,254,752
Other assets                                      1,351,283          1,133,002
                                               ------------       ------------
  Total Assets                                 $120,026,530       $122,394,464
                                               ============       ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                       $ 71,381,115       $ 71,673,532
  Accounts payable and other
   liabilities                                    3,101,731          2,798,335
  Due to local general partners and
   affiliates                                     2,801,211          2,964,502
  Due to general partners and affiliates          2,019,599          1,684,370
                                               ------------       ------------
  Total Liabilities                              79,303,656         79,120,739
                                               ------------       ------------
  Minority interests                              7,908,320          7,946,451
                                               ------------       ------------

Partners' Capital:
  Limited partners (72,896 BACs
  issued and outstanding)                        33,160,794         35,649,218
  General partners                                 (352,563)          (327,427)
  Unrealized gain on marketable
   securities                                         6,323              5,483
                                               ------------       ------------
  Total Partners' Capital                        32,814,554         35,327,274
                                               ------------       ------------
  Total Liabilities and Partners'
   Capital                                     $120,026,530       $122,394,464
                                               ============       ============

          See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Operations
                                   (Unaudited)

                       --------------------------    --------------------------
                            Three Months Ended            Six Months Ended
                              September 30,                 September 30,
                       --------------------------    --------------------------
                           1997           1996           1997           1996
                       --------------------------    --------------------------
Revenues
  Rental income        $ 3,012,960    $ 2,962,674    $ 6,060,453    $ 5,909,644
  Other                    349,677        340,965        663,617        648,196
                       -----------    -----------    -----------    -----------
                         3,362,637      3,303,639      6,724,070      6,557,840
                       -----------    -----------    -----------    -----------
Expenses
  General and
   administrative          517,049        470,076      1,084,945      1,024,853
  General and
   administrative-
   related parties
   (Note 2)                369,927        259,612        750,406        501,280
  Operating and
   other                   328,193        333,267        666,836        664,769
  Repairs and
   maintenance             526,570        551,036        980,228      1,022,169
  Real estate
   taxes                   216,925        223,094        449,477        452,957
  Insurance                109,186        106,814        222,099        228,758
  Financial,
   principally
   interest              1,207,778      1,288,113      2,437,644      2,511,137
  Depreciation
   and
   amortization          1,339,165      1,350,462      2,674,427      2,718,121
                       -----------    -----------    -----------    -----------
                         4,614,793      4,582,474      9,266,062      9,124,044
                       -----------    -----------    -----------    -----------
Loss before
  minority
  interest              (1,252,156)    (1,278,835)    (2,541,992)    (2,566,204)
Minority
  interest in
  loss of
  subsidiary
  partnerships              13,934         15,803         28,432         31,261
                       -----------    -----------    -----------    -----------
Net loss               $(1,238,222)   $(1,263,032)   $(2,513,560)   $(2,534,943)
                       ===========    ===========    ===========    ===========
Net loss -
  limited
  partners             $(1,225,839)   $(1,250,402)   $(2,488,424)   $(2,509,594)
                       -----------    -----------    -----------    -----------
Number of BACs
  outstanding               72,896         72,896         72,896         72,896
                       -----------    -----------    -----------    -----------
Net loss per BAC       $    (16.82)   $    (17.15)   $    (34.14)   $    (34.42)
                       ===========    ===========    ===========    ===========


          See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                                                                         Net
                                                                      Unrealized
                                                                       Gain on
                                           Limited       General      Marketable
                             Total        Partners      Partners      Securities
                          -----------    -----------    ---------     ----------
Partners' capital-
 April 1, 1997            $35,327,274    $35,649,218    $(327,427)      $5,483

Net loss                   (2,513,560)    (2,488,424)     (25,136)           0

Change in net
 unrealized gain
 on marketable
 securities                       840              0            0          840
                          -----------    -----------    ---------       ------

Partners' capital-
 September 30, 1997       $32,814,554    $33,160,794    $(352,563)      $6,323
                          ===========    ===========    =========       ======


          See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)

                                                     ==========================
                                                          Six Months Ended
                                                            September 30,
                                                     --------------------------
                                                         1997          1996
                                                     --------------------------
Cash flows from operating activities:

Net loss                                             $(2,513,560)   $(2,534,943)
                                                     -----------    -----------

Adjustments to reconcile net loss
  to net cash used in
  operating activities:

  Depreciation and amortization                        2,674,427      2,718,121
  Minority interest in loss of
   subsidiaries                                          (28,432)       (31,261)
  (Increase) decrease in other assets                   (218,281)       246,214
   Increase (decrease) in accounts payable
   and other liabilities                                 303,396       (235,710)
  Increase in cash held in escrow                       (390,929)      (286,752)
  Increase in due to general partners
   and affiliates                                        335,229         75,220
  Increase in due to local general
   partners and affiliates                                11,568         15,800
  Decrease in due to local general
   partners and affiliates                              (174,859)      (379,599)
                                                     -----------    -----------

  Net cash used in
   operating activities                                   (1,441)      (412,910)
                                                     -----------    -----------

Cash flows from investing activities:

  Improvements to property and
   equipment                                             (92,221)       (33,951)
  Increase in marketable securities                      (39,963)             0
                                                     -----------    -----------

  Net cash used in investing
   activities                                           (132,184)       (33,951)
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

                                                   ----------------------------
                                                         Six Months Ended
                                                           September 30,
                                                   ----------------------------
                                                      1997              1996
                                                   ----------------------------
Cash flows from financing activities:

  Repayments of mortgage notes                        (292,417)        (258,121)
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest                    (9,699)        (170,396)
                                                   -----------      -----------
  Net cash used in financing
   activities                                         (302,116)        (428,517)
                                                   -----------      -----------

Net decrease in cash and cash
  equivalents                                         (435,741)        (875,378)

Cash and cash equivalents at
  beginning of period                                1,925,081        2,243,763
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 1,489,340      $ 1,368,385
                                                   ===========      ===========


          See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $14,000 and $16,000 and, $28,000 and $31,000 for the three and six months ended September 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1997, the results of operations for

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


the three and six months ended September 30, 1997 and 1996 and cash flows for the six months ended September 30, 1997 and 1996. However, the operating results for the six months ended September 30, 1997 may not be indicative of the results for the year.

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

Note 2 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 30, 1997 and 1996 were as follows:

                                Three Months Ended           Six Months Ended
                                   September 30,               September 30,
                              ----------------------      ----------------------
                                1997          1996          1997          1996
                              ----------------------      ----------------------
Partnership
  management
  fees (a)                    $169,000      $ 50,000      $338,000      $100,000
Expense
  reimburse-
  ment (b)                      20,589        34,241        78,152        73,935
Property
  management
  fees (c)                     163,338       159,371       300,254       295,345
Local
  administrative
  fee (d)                       17,000        16,000        34,000        32,000
                              --------      --------      --------      --------

                              $369,927      $259,612      $750,406      $501,280
                              ========      ========      ========      ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $1,864,000 and $1,526,000 were accrued and unpaid as of September 30, 1997 and March 31, 1997, respectively.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $213,391 and $210,212 and, $432,129 and $414,956 for the three and six months ended September 30, 1997 and 1996, respectively. Of these fees $163,338 and $159,371 and, $300,254 and $295,345, respectively, were incurred to affiliates of the subsidiary partnership for the three and six months ended September 30, 1997 and 1996, respectively.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships is entitled to receive an annual local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no changes and/or additions to the disclosure regarding the subsidiary partnership which was included in the

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds was from the proceeds of its public offering. During the six months ended September 30, 1997, the primary sources of liquidity included working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.

A working capital reserve of approximately $2,551,000 (3.8% of gross equity raised) was initially established. Approximately $466,000 remains in the reserve as of September 30, 1997 and the balance was previously used to pay operating expenses of the Partnership including Partnership management fees payable to the General Partners.

During the six months ended September 30, 1997 and 1996, the distributions received from the Local Partnerships approximated $11,000 and $114,000. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph will be used to meet the operating expenses of the Partnership.

During the six months ended September 30, 1997, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $436,000 due to cash used in operating activities ($1,000), improvements to property and equipment ($92,000), an increase in marketable securities ($40,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($10,000) and repayments of mortgage notes ($292,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($2,674,000).

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

The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

The results of operations for the three and six months ended September 30, 1997 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 2% and 3% for the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to rental rate increases.

Total expenses excluding general and administrative-related parties remained fairly consistent with decreases of approximately 2% and 1% for the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996.

General and administrative-related parties expenses increased approximately $110,000 and $249,000 for the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to an increase in partnership management fees payable to the General Partners.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

        Paul L. Abbott ceased to serve as President, Chief Executive Officer and Chief Financial Officer of Freedom GP Inc., effective September 1, 1997. Effective September 1, 1997, Doreen D. Odell was elected President, Chief Executive Officer and Chief Financial Officer of Freedom GP Inc.

        Affiliates of Related Freedom Associates L.P. and Freedom GP Inc., general partners of the Partnership, have entered into a Purchase Agreement pursuant to which Freedom GP Inc. agreed to sell and an affiliate of Related Freedom Associates L.P. agreed to purchase 100% of the stock of Freedom GP Inc. (the "Transfer"). Pursuant to the Partnership Agreement, the consent of Limited Partners is not required to approve the Transfer. The Partnership, Related Freedom Associates L.P. and Freedom GP Inc. intend to consummate the Transfer no later than December 31, 1997. There can be no assurance, however, when or if the Transfer will be consummated.

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


                                        FREEDOM TAX CREDIT PLUS L.P.
                                                (Registrant)

                                        By: RELATED FREEDOM ASSOCIATES L.P.,
                                            a General Partner

                                        By: RELATED FREEDOM ASSOCIATES INC.,
                                            General Partner

Date:  November 13, 1997

                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes, Vice President
                                                (Principal Financial Officer)

Date:  November 13, 1997

                                            By: /s/ Richard A. Palermo
                                                ----------------------
                                                Richard A. Palermo, Treasurer
                                                (Principal Accounting Officer)

                                            and

                                            By: FREEDOM GP INC.,
                                                a General Partner

Date:  November 13, 1997

                                            By: /s/ Doreen D. Odell
                                                -------------------
                                                Doreen D. Odell, President,
                                                Chief Executive Officer and
                                                Chief Financial Officer