Form 10-Q
period 1997-12-31
FREEDOM TAX CREDIT PLUS LP
filed 1998-02-02
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24652


                          FREEDOM TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                         13-3533987
------------------------------                          -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                         10022
----------------------------------------                 -------------------
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
                                   (Unaudited)


                                                ============     ===============
                                                December 31,        March 31,
                                                    1997              1997
                                                ------------     ---------------
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $33,318,711 and $29,490,168,
  respectively)                                 $109,832,695      $113,446,936
Cash and cash equivalents                          1,776,204         1,925,081
Investment in marketable securities                  151,912           110,343
Cash held in escrow                                4,003,028         3,524,350
Deferred costs (net of accumulated
  amortization of $1,302,497 and
  $1,153,799, respectively)                        2,106,054         2,254,752
Other assets                                       1,209,256         1,133,002
                                                ------------      ------------
  Total Assets                                  $119,079,149      $122,394,464
                                                ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                        $ 71,232,284      $ 71,673,532
  Accounts payable and other
   liabilities                                     3,318,462         2,798,335
  Due to local general partners and
   affiliates                                      2,807,090         2,964,502
  Due to general partners and affiliates           2,184,677         1,684,370
                                                ------------      ------------
  Total Liabilities                               79,542,513        79,120,739
                                                ------------      ------------
  Minority interests                               7,883,929         7,946,451
                                                ------------      ------------

Partners' Capital:
  Limited partners (72,896 BACs
  issued and outstanding)                         32,009,808        35,649,218
  General partners                                  (364,189)         (327,427)
  Unrealized gain on marketable
   securities                                          7,088             5,483
                                                ------------      ------------
  Total Partners' Capital                         31,652,707        35,327,274
                                                ------------      ------------
  Total Liabilities and Partners'
   Capital                                      $119,079,149      $122,394,464
                                                ============      ============


          See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Operations
                                   (Unaudited)

                       =========================       =========================
                           Three Months Ended             Nine Months Ended
                               December 31,                   December 31,
                       -------------------------       -------------------------
                           1997             1996          1997           1996
                       -------------------------       -------------------------

REVENUES
Rental income          $3,067,935     $3,012,651       $9,128,388    $8,922,295
Other                     331,391        304,591          995,008       952,787
                      -----------    -----------      -----------   -----------
                        3,399,326      3,317,242       10,123,396     9,875,082
                      -----------    -----------      -----------   -----------
EXPENSES
General and
  administrative          484,733        466,794        1,569,678     1,491,647
General and
  administrative-
  related parties
  (Note 2)                380,635        272,430        1,131,041       773,710
Operating and
  other                   297,477        317,050          964,313       981,819
Repairs and
  maintenance             540,135        583,528        1,520,363     1,605,697
Real estate taxes         229,949        212,059          679,426       665,016
Insurance                 103,118        111,507          325,217       340,265
Financial,
  principally
  interest              1,235,825      1,241,200        3,673,469     3,752,337
Depreciation and
  amortization          1,302,814      1,388,381        3,977,241     4,106,502
                      -----------    -----------      -----------   -----------

                        4,574,686      4,592,949       13,840,748    13,716,993
                      -----------    -----------      -----------   -----------
Loss before
  minority
  interest             (1,175,360)    (1,275,707)      (3,717,352)   (3,841,911)
Minority interest
  in loss of
  subsidiary
  partnerships             12,748         14,550           41,180        45,811
                      -----------    -----------      -----------   -----------

Net loss              $(1,162,612)   $(1,261,157)     $(3,676,172)  $(3,796,100)
                      ===========    ===========      ===========   ===========
Net loss -
  limited partners    $(1,150,986)   $(1,248,545)     $(3,639,410)  $(3,758,139)
                      ===========    ===========      ===========   ===========

Number of BACs
  outstanding              72,896         72,896           72,896        72,896
                      ===========    ===========      ===========   ===========

Net loss per BAC      $    (15.79)   $    (17.13)     $    (49.93)  $    (51.55)
                      ===========    ===========      ===========   ===========


          See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                                                                        Net
                                                                     Unrealized
                                                                      Gain on
                                          Limited          General   Marketable
                            Total        Partners         Partners   Securities
                         -----------    -----------      ---------   -----------

Partners' capital -
 April 1, 1997           $35,327,274    $35,649,218      $(327,427)       $5,483

Net loss                  (3,676,172)    (3,639,410)       (36,762)            0

Change in net
 unrealized gain
 on marketable
 securities                    1,605              0              0         1,605
                         -----------    -----------      ---------        ------


Partners' capital -
 December 31, 1997       $31,652,707    $32,009,808      $(364,189)       $7,088
                         ===========    ===========      =========        ======

          See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)

                                                 ===============================
                                                      Nine Months Ended
                                                          December 31,
                                                 -------------------------------
                                                     1997              1996
                                                 -------------------------------
Cash flows from operating activities:

Net loss                                         $(3,676,172)      $(3,796,100)
                                                 -----------       -----------

Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization                    3,977,241         4,106,502
  Minority interest in loss of
   subsidiaries                                      (41,180)          (45,811)
  (Increase) decrease in other assets                (76,254)           92,491
   Increase in accounts payable
   and other liabilities                             520,127           176,491
  Increase in cash held in escrow                   (478,678)         (524,166)
  Increase in due to general partners
   and affiliates                                    500,307           161,413
  Increase in due to local general
   partners and affiliates                            18,024            14,700
  Decrease in due to local general
   partners and affiliates                          (175,436)         (375,940)
                                                 -----------       -----------

  Net cash provided by (used in)
   operating activities                              567,979          (190,420)
                                                 -----------       -----------

Cash flows from investing activities:

  Improvements to property and
   equipment                                        (214,302)          (83,599)
  Increase in marketable securities                  (39,964)                0
                                                 -----------       -----------

  Net cash used in investing
   activities                                       (254,266)          (83,599)
                                                 -----------       -----------

          See Accompanying Notes to Consolidated Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                  ==============================
                                                       Nine Months Ended
                                                          December 31,
                                                  ------------------------------
                                                     1997                  1996
                                                  ------------------------------
Cash flows from financing activities:

  Repayments of mortgage notes                      (441,248)         (428,871)
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest                 (21,342)         (170,396)
                                                  ----------        ----------

  Net cash used in financing
   activities                                       (462,590)         (599,267)
                                                  ----------        ----------

Net decrease in cash and cash
  equivalents                                       (148,877)         (873,286)

Cash and cash equivalents at
  beginning of period                              1,925,081         2,243,763
                                                  ----------        ----------

Cash and cash equivalents at
  end of period                                   $1,776,204        $1,370,477
                                                  ==========        ==========

          See Accompanying Notes to Consolidated Financial Statements

                           FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $13,000 and $15,000 and, $41,000 and $46,000 for the three and nine months ended December 31, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1997, the results of operations for

                           FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)


the three and nine months ended December 31, 1997 and 1996 and cash flows for the nine months ended December 31, 1997 and 1996. However, the operating results for the nine months ended December 31, 1997 may not be indicative of the results for the year.

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

Note 2 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 31, 1997 and 1996 were as follows:

                             Three Months Ended             Nine Months Ended
                               December 31,                   December 31,
                         ------------------------        -----------------------
                           1997              1996          1997          1996
                         ------------------------        -----------------------

Partnership
management fees (a)      $169,000       $  50,000        $507,000       $150,000
Expense
reimbursement (b)          41,500          57,791         119,652        131,726
Property
management fees (c)       153,135         148,639         453,389        443,984
Local
administrative
fee (d)                    17,000          16,000          51,000         48,000
                         --------        --------      ----------       --------

                         $380,635        $272,430      $1,131,041       $773,710
                         ========        ========      ==========       ========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $2,033,0000 and $1,526,000 were accrued and unpaid as of December 31, 1997 and March 31, 1997, respectively.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $225,246 and $206,311 and, $657,375 and $621,267 for the three and nine months ended December 31, 1997 and 1996, respectively. Of these fees $153,135 and $148,639 and, $453,389 and $443,984, respectively, were incurred to affiliates of the subsidiary partnership for the three and nine months ended December 31, 1997 and 1996, respectively.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships is entitled to receive an annual local administrative fee of up to $2,500 per year from each subsidiary partnership.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

Note 3 - Commitments and Contingencies

There were no changes and/or additions to the disclosure regarding the subsidiary partnership which was included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds was from the proceeds of its public offering. During the nine months ended December 31, 1997, the primary sources of liquidity included working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.

A working capital reserve of approximately $2,551,000 (3.8% of gross equity raised) was initially established. As of December 31, 1997 approximately $430,000 remains in the reserve.

During the nine months ended December 31, 1997 and 1996, the distributions received from the Local Partnerships approximated $12,000 and $114,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph will be used to meet the operating expenses of the Partnership.

During the nine months ended December 31, 1997, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $149,000 due to improvements to property and equipment ($214,000), an increase in marketable securities ($40,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($21,000) and repayments of mortgage notes ($441,000) which exceeded cash provided by operating activities ($568,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,977,000).

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

Results of Operations

The results of operations for the three and nine months ended December 31, 1997 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 2% for both the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996, primarily due to rental rate increases.

Total expenses excluding general and administrative-related parties remained fairly consistent with decreases of approximately 3% and 2% for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996.

General and administrative-related parties expenses increased approximately $108,000 and $357,000 for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996 primarily due to an increase in partnership management fees payable to the General Partners.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         On November 25, 1997, an affiliate of Related Freedom Associates L.P. ("RFA"), a general partner of the Partnership, purchased 100% of the stock of Freedom GP Inc. ("FGP"), the other general partner of the Partnership (the "Transfer"). Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               27   Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K - A report on form 8-K dated November 25, 1997 was filed by the Partnership on December 5, 1997 which reported in Item 1. the Transfer referred to in Item 5. Other Information of this form 10-Q.

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


                          FREEDOM TAX CREDIT PLUS L.P.
                                  (Registrant)

                      By: RELATED FREEDOM ASSOCIATES L.P.,
                          a General Partner

                      By: RELATED FREEDOM ASSOCIATES INC.,
                          General Partner

Date:  January 30, 1998

                      By: /s/ Alan P. Hirmes
                      ------------------------------------
                          Alan P. Hirmes, Vice President
                          (Principal Financial Officer)

Date:  January 30, 1998

                      By: /s/ Glenn F. Hopps
                      ------------------------------------
                          Glenn F. Hopps, Treasurer
                          (Principal Accounting Officer)

                     and

                      By:  FREEDOM GP INC.,
                           a General Partner

Date:  January 30, 1998

                      By: /s/ Alan P. Hirmes
                      ------------------------------------
                          Alan P. Hirmes, Vice President
                          (Principal Financial Officer)

Date:  January 30, 1998

                      By: /s/ Glenn F. Hopps
                      ------------------------------------
                          Glenn F. Hopps, Treasurer
                          (Principal Accounting Officer)