Form 10-K
period 1998-03-31
FREEDOM TAX CREDIT PLUS LP
filed 1998-06-22
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998
                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24652

                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          13-3533987
         --------                                          ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

625 Madison Avenue, New York, New York                        10022
--------------------------------------                        -----
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

Index to exhibits may be found on page 105

                                     PART I

Item 1.  Business.

General

Freedom Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on August 28, 1989. The General Partners of the Partnership are Related Freedom Associates L.P., a Delaware limited partnership (the " Related General Partner"), and Freedom GP Inc., a Delaware corporation (the "Freedom General Partner" and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Freedom Associates Inc., a Delaware corporation. The General Partners are both affiliates of Related Capital Company. On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Freedom General Partner. Prior to such purchase the Freedom General Partner was an affiliate of Lehman Brothers.

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

The Partnership received $72,896,000 of gross proceeds of the Offering from 4,780 investors, and the Offering was terminated on August 8, 1991. (See Item 8, "Financial Statements and Supplementary Data", Note 1 of Notes to Consolidated Financial Statements.)

Investment Objectives/Government Incentives

The Partnership was formed to invest as a limited partner in other limited partnerships ("Local Partnerships"), each of which owns one or more leveraged low-income multi-family residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, the "Tax Credits"). The Partnership's investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership. As of March 31, 1998, the Partnership had acquired interests in forty-two Local Partnerships. As of March 31, 1998, approximately $58,000,000 of net proceeds have been invested in such properties, representing all of the Partnership's net proceeds available for investment. Subsequent to March 31, 1998 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, Properties, below.

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

There can be no assurance that the Partnership will achieve all of its investment objectives.

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

Item 2.  Properties.

The Partnership holds a 99%, 98.99% and 98% limited partnership interest in nine, ten and twenty-three Local Partnerships, respectively. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 14 (a) 2; Schedule III.


                           Local Partnership Schedule
                           --------------------------

                                        %  of  Units  Occupied  at May 1,
Name and Location                       ---------------------------------
(Number of Units)                   Date Acquired   1998   1997   1996   1995  1994
-----------------                   -------------   ----   ----   ----   ----  ----
Parkside Townhomes
  York, PA (53)                     September 1990   98%   91%     98%   100%   100%

Twin Trees
  Layton, UT (43)                   October 1990     93%  100%    100%   100%   100%


                           Local Partnership Schedule
                                   (continued)

                                          %  of  Units  Occupied  at May 1,
Name and Location                         ---------------------------------
(Number of Units)                   Date Acquired   1998   1997   1996   1995  1994
-----------------                   -------------   ----   ----   ----   ----  ----
Bennion (Mulberry)
  Taylorsville, UT (80)             October 1990     99%    99%   100%  100%    99%

Hunters Chase
  Madison, AL (91)                  October 1990     94%    97%    97%   83%    92%

Wilshire Park
  Huntsville, AL (65)               October 1990     95%    92%    92%   89%    86%

Bethel Park
  Bethel, OH (84)                   October 1990     86%    95%    93%   96%    96%

Zebulon Park
  Owensville, OH (66)               October 1990     89%    88%    97%   92%    94%

Tivoli Place
  Murphreesboro, TN (61)            October 1990     98%    97%   100%  100%   100%

Northwood (Hartwood)
  Jacksonville, FL (110)            October 1990    100%   100%   100%   99%    97%

Oxford Trace
  Aiken, SC (29)                    October 1990     90%   100%   100%  100%    93%

Ivanhoe Apts.
  Salt Lake City, UT (19)           January 1991     89%    84%   100%  100%   100%

Washington Brooklyn
  Brooklyn, NY (24)                 January 1991    100%    92%    96%  100%   100%

Manhattan B (C.H. Development)
  New York, NY (35)                 January 1991    100%   100%   100%   97%   100%

Davidson Court
  Staten Island, NY (38)            March 1991       92%    97%    97%   92%    87%

Magnolia Mews
  Philadelphia, PA (63)             March 1991      100%    98%   100%  100%   100%

Oaks Village
  Whiteville, NC (40)               March 1991      100%    95%   100%   95%   100%

Greenfield Village
  Dunn, NC (40)                     March 1991       98%    98%   100%   98%    95%

Morris Avenue (CLM Equities)
  Bronx, NY (58)                    April 1991      100%   100%   100%  100%   100%


                           Local Partnership Schedule
                                   (continued)

                                          %  of  Units  Occupied  at May 1,
Name and Location                         ---------------------------------
(Number of Units)                   Date Acquired   1998   1997   1996   1995  1994
-----------------                   -------------   ----   ----   ----   ----  ----
Victoria Manor
  Riverside, CA (112)               April 1991       89%    91%    97%   97%    98%

Ogontz Hall
  Philadelphia, PA (35)             April 1991       94%    90%    87%   97%   100%

Eagle Ridge
  Stoughton, WI (54)                May 1991         83%    72%    91%   94%    96%

Nelson Anderson
  Bronx, NY (81)                    June 1991        98%    99%    93%   98%   100%

Abraham Lincoln Apts.
  Irondequoit, NY (69)              September 1991  100%   100%    97%  100%    97%

Wilson Street Apts. (Middletown)
  Middletown, PA (44)               September 1991  100%    96%   100%   96%    98%

Lauderdale Lakes
  Lauderdale Lakes, FL (172)        October 1991     98%    98%   100%   99%   100%

Flipper Temple
  Atlanta, GA (163)                 October 1991    100%   100%   100%  100%    99%

220 Cooper Street
  Camden, NJ (29)                   December 1991   100%    77%    97%  100%    97%

Pecan Creek
  Tulsa, OK (47)                    December 1991   100%   100%    98%   98%    97%

Vendome
  Brooklyn, NY (24)                 December 1991   100%   100%    96%  100%   100%

Rainer Villas
  New Augusta, MS (20)              December 1991   100%   100%   100%  100%   100%

Pine Shadow Apts.
  Waveland, MS (48)                 December 1991   100%   100%   100%  100%   100%

Windsor Place
  Wedowee, AL (24)                  December 1991   100%   100%   100%  100%   100%

Brookwood Apts.
  Foley, AL (38)                    December 1991   100%   100%   100%  100%   100%

Heflin Hills Apts.
  Heflin, AL (24)                   December 1991   100%   100%   100%  100%   100%

                           Local Partnership Schedule
                                   (continued)

                                          %  of  Units  Occupied  at May 1,
Name and Location                         ---------------------------------
(Number of Units)                   Date Acquired   1998   1997   1996   1995  1994
-----------------                   -------------   ----   ----   ----   ----  ----
Shadowood Apts.
  Stevenson, AL (24)                December 1991    92%    92%    92%  100%    88%

Brittany Apts.
  DeKalb, MS (25)                   December 1991   100%   100%   100%  100%   100%

Hidden Valley Apts.
  Brewton, AL (40)                  December 1991   100%    95%   100%  100%   100%

Westbrook Square
  Carthage, MS (32)                 December 1991    97%    88%   100%   97%    81%

Royal Pines Apts. (Warsaw Elderly)
  Warsaw, KY (36)                   December 1991   100%   100%   100%  100%   100%

West Hill Square
  Gordo, AL (24)                    December 1991   100%   100%   100%   96%   100%

Elmwood Manor
  Picayune, MS (24)                 December 1991    96%   100%   100%  100%   100%

Harmony Gate Apts.
  Los Angeles, CA (70)              March 1992       97%    94%    96%   94%    98%

All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage.

Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Local Partnerships. Rents for the residential units are determined annually by the U.S. Department of Housing and Urban Development ("HUD") and reflect increases, if any, in consumer price indices in various geographic areas.

Management periodically reviews the physical state of the properties and budgets improvements when required which are generally funded from cash flow from operations or release of replacement reserve escrows.

Management periodically reviews the insurance coverage of the properties and believes such coverage is adequate.

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

In connection with investments in development-stage Apartment Complexes, the General Partners generally required that the general partners of the Local Partnerships ("Local General

Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). Since the properties are no longer under construction and are in the operating stage, the Development Deficit Guarantees have expired and the operating deficit guarantees have come into effect. The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partners also generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Operating Deficit Guarantees, amounts funded are treated as operating loans which do not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In cases where the General Partners deemed it appropriate, the obligations of a Local General Partner under the Development Deficit and Operating Deficit Guarantees were secured by letters of credit and/or cash escrow deposits.

The original amount of the Operating Deficit Guarantees aggregated approximately $9,500,000 of which approximately $9,000,000 had expired as of March 31, 1998. As of March 31, 1998, approximately $494,000 had been funded by the Local General Gartners to meet such obligations. Amounts funded under such agreements are treated as non-interest bearing loans.

Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Housing Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Housing Tax Credits not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Housing Tax Credits only beginning in the month following the month in which it acquired its interest.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 1998, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $72,896,000. All of the issued and outstanding Limited Partnership Interests have been issued to Freedom Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the pay-ment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs. As of May 7, 1998, the Partnership has 4,088 registered holders of an aggregate of 72,896 BACs.

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

There are no material restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 1998. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

                                For the Years ended March 31,
                      ------------------------------------------------------------
OPERATIONS               1998         1997         1996        1995         1994
                      -----------  -----------  ----------- -----------  ---------
Revenues              $13,504,955  $13,270,634  $12,999,861 $12,714,134  $12,743,936
Expenses               18,672,456   18,666,634   18,120,329  17,520,409   17,309,022
Loss on impairment
  of assets             1,100,000            0            0           0            0
                      -----------  -----------  ----------- -----------  -----------

Loss before            (6,267,501)  (5,396,000)  (5,120,468) (4,806,275)  (4,565,086)
  minority interest
Minority interest
                           69,986       59,470       58,131      50,461       56,776
                      -----------  -----------  ----------- -----------  -----------

Loss before            (6,197,515)  (5,336,530)  (5,062,337) (4,755,814)  (4,508,310)
  extraordinary
  item
Extraordinary item
  forgiveness of                0       87,262            0           0            0
  indebtedness        -----------  -----------  ----------- -----------  -----------

Net loss              $(6,197,515) $(5,249,268) $(5,062,337)$(4,755,814) $(4,508,310)
                      ============  ==========  ===========  ==========   ==========
Per BAC:
Basic loss before     $    (84.17) $    (72.48) $    (68.75)$    (64.59) $    (61.23)
  extraordinary
  item

Extraordinary item           0.00         1.19         0.00        0.00         0.00
                      -----------   ----------  ----------- -----------  -----------

Basic net loss        $    (84.17) $    (71.29) $    (68.75)$    (64.59) $    (61.23)
                      ============  ==========  ===========  ==========   ==========

                                                March 31,
                      -------------------------------------------------------------
OPERATIONS               1998         1997         1996          1995          1994
                      -----------  -----------  -----------   -----------   ---------

Total assets          $116,339,040 $122,394,464 $127,623,516 $133,237,559 $138,872,814
                      ============  ===========  ===========  ===========  ===========

Mortgage notes        $ 71,068,616 $ 71,673,532 $ 72,249,613 $ 73,019,371 $ 73,518,550
  payable             ============  ===========  ===========  ===========  ===========

Total liabilities     $ 79,548,347 $ 79,120,739 $ 79,110,848 $ 79,311,502 $ 79,988,589
                      ============  ===========  ===========  ===========  ===========
Total partners'       $ 29,133,636 $ 35,327,274 $ 40,582,160 $ 45,631,256 $ 50,389,210
  capital             ============  ===========  ===========  ===========  ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

General

The Partnership's primary source of funds was the proceeds of its public offering. During the year ended March 31, 1998, the primary sources of liquidity included working capital reserves, interest earned on working capital reserves, and distributions received from the Local Partnerships.

A working capital reserve of approximately $417,000 remains as of March 31, 1998. The reserve is used to pay operating expenses of the Partnership, including Partnership management fees payable to the General Partners and advances to Local Partnership if warranted.

During the fiscal year ended March 31, 1998, cash and cash equivalents of the Partnership and its forty-two Local Partnerships decreased approximately $269,000 as a result of capital improvements ($364,000), repayments of mortgage loans ($605,000), an increase in marketable securities ($40,000) and a decrease in the capitalization of consolidated subsidiaries attributable to minority interest ($219,000) which exceeded cash flow provided by operating activities ($762,000) and a net decrease in due to local general partners and affiliates ($198,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is a loss on impairment of assets ($1,100,000) and depreciation and amortization ($5,228,000).

During the years ended March 31, 1998 ("Fiscal Year 1998"), March 31, 1997 ("Fiscal Year 1997") and March 31, 1996 ("Fiscal Year 1996") the amounts received from the Local Partnerships were $15,709, $116,296 and $116,626, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the paragraph above, will be used to meet the operating expenses of the Partnership.

The original amount of the Operating Deficit Guarantees aggregated approximately $9,500,000 of which approximately $9,000,000 had expired as of March 31, 1998. As of March 31, 1998, 1997 and 1996, approximately $494,000, $494,000, and
$494,000, respectively, had been funded by the Local General Partners to meet such obligations. All remaining operating deficit guarantees expire within the next year. Management does not expect a material impact on liquidity, based on prior years' fundings.

Partnership management fees owed to the General Partners amounting to approximately $2,202,000 and $1,526,000 were accrued and unpaid as of March 31, 1998 and March 31, 1997, respectively. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market" that is revalued in light of the reduced income stream, if any.

Several industry sources have commented to HUD and Congress that in the event the ACPA were fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. Legislative relief has been proposed to exempt such debt reduction from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to short term extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

In September 1997, Congress enacted the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRAA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by
Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRAA or that an owner would choose to restructure the mortgage if it were able to participate. MAHRAA is supposed to go into effect on October 28, 1998; regulations implementing the program must be issued prior to that time. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRAA. Only 2 of the 42 Local Partnerships will be affected by such legislation.

For a discussion of contingencies affecting a certain Local Partnership, see Results of Operations of a Certain Local Partnership below. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnership, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Housing Tax Credits from such Local Partnership and may also result in recapture of Housing Tax Credits if the investment is lost before the expiration of the Credit Period.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be affected. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 Local Partnerships, all of which have their Housing Tax Credits in place. The Housing Tax Credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining Housing Tax Credits would transfer to the new owner, thereby adding significant value to the property on the market.

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

The Partnership periodically compares the carrying value of its properties to its estimate of the sum of undiscounted future cash flows and the fair value of remaining tax credits, to determine if the carrying value of the property is impaired. If the property is considered impaired based on this analysis, an impairment loss is recorded in order to write down the property to its fair value. The determination of fair value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. During the quarter ended March 31, 1998, the Partnership has recorded $1,100,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the fiscal years ended March 31, 1998, 1997 and 1996.

The Partnership's primary source of income continues to be rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The partnership receives rental subsidies which amounted to approximately $2,336,000, $2,406,000 and $2,384,000 for the years ended March 31, 1998, 1997 and 1996, respectively. The related rental subsidy programs have expiration that either expire subsequent to the year 2000 or terminate upon total disbursement of the assistance obligation.

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

1998 vs. 1997

Rental income increased approximately 3% for the year ended March 31, 1998 as compared to 1997 primarily due to rental rate increases.

No major expense categories, excluding the loss on impairment of assets, changed more than 8% for the year ended March 31, 1998 as compared to 1997.

A loss on impairment of assets amounting to $1,100,000 was recorded in the 1998 Fiscal Year (see comments above).

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

Results of Operations of a Certain Local Partnership

Wilshire Park Limited Partnership

The Partnership periodically compares the carrying value of its properties to its estimate of the sum of undiscounted future cash flows and the fair value of remaining tax credits, to determine if the carrying value of the property is impaired. If the property is considered impaired based on this analysis, an impairment loss is recorded in order to write down the property to its fair value. In 1997, management of Wilshire Park ("Wilshire") completed a recoverability review of the carrying value of the property based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. As of December 31, 1997, management concluded that the sum of the undiscounted future cash flows estimated to be generated by the apartment project is less than the carrying value and, as a result, the partnership recorded a loss on impairment of $1,100,000, which reduced the carrying value to its estimated fair value. The estimated fair value was determined by using a discounted cash flow analysis and an estimate of the fair value of the remaining tax credits.

Eagle Ridge Limited Partnership

Eagle Ridge Limited Partnership ("Eagle Ridge") has entered into a Forbearance Agreement with Wisconsin Housing and Economic Development Authority ("WHEDA") as a result of Eagle Ridge's failure to pay all the required installment payments under the mortgage note. Under the terms of the agreement, WHEDA has agreed to temporarily forego the enforcement of its rights and remedies against Eagle Ridge through December 31, 1998 and to continue to extend Eagle Ridge financing provided that Eagle Ridge complies with certain conditions. The conditions of the agreement consist of, but are not limited to:
(1) monthly payments of escrow and reserve deposits, (2) monthly payments of principal and interest limited to the lower of 100% of net operating income ("NOI") or 5% of the regularly scheduled monthly note payment (base payment),
(3) 75% of the monthly NOI in excess of the base payment for principal and interest and (4) the remaining 35% of NOI in excess of the base payment is to be paid as an incentive management to the management agent. The Partnership's investment in Eagle Ridge at March 31, 1998 and 1997 was approximately $46,000 and $278,000, respectively, and the minority interest balance was approximately $160,000 and $163,000, respectively. The Partnership's share of Eagle Ridge's net loss amounted to approximately $232,000, $137,000 and $174,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

Other

The Partnership continues to meet its primary objective of generating Housing Tax Credits. Housing Tax Credits are generated by a Property over a ten-year period commencing as each Property is leased to qualified tenants. During the years ended March 31, 1998, 1997 and 1996, the Housing Tax Credits received by the Partnership totaled $11,208,964, $11,208,966 and $11,208,869, respectively. There were no Historic Tax Credits received in Fiscal Years 1998, 1997 and 1996.

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

The Partnership does not anticipate that it will be in a position to make cash distributions at any time prior to the disposition of the Properties. If distributions of operating cash flow are made, it is expected that they will be limited. As of March 31, 1998, no such distributions have been made.

There has recently been an increasing number of requests for the list of BAC holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of BAC holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BAC holders' interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Recent Accounting Pronouncements

In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from Limited and General Partners' capital in the Partners' Capital section of the statement of financial position.

SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

Both SFAS No. 130 and 131 are disclosure related only and therefore will have no impact on the Partnership's financial position or results of operations.

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date. Failure to adequately address this issue could have potentially serious repercussions. The General Partners are in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for fiscal year 1998

Item 8.  Financial Statements and Supplementary Data.
                                                                    Sequential
                                                                       Page
                                                                    ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                   17

         Consolidated Balance Sheets as of March 31,
         1998 and 1997                                                  85

         Consolidated Statements of Operations for the
         years ended March 31, 1998, 1997 and 1996                      86

         Consolidated Statements of Changes in
         Partners' Capital for the years ended March
         31, 1998, 1997 and 1996                                        87

         Consolidated Statements of Cash Flows for the
         years ended March 31, 1998, 1997 and 1996                      88

         Notes to Consolidated Financial Statements                     90

                          INDEPENDENT AUDITORS' REPORT


The Partners
Freedom Tax Credit Plus L.P.:


We have audited the accompanying consolidated balance sheets of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended March 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules. These consolidated financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits. We did not audit the financial statements of 25 and 27 of the consolidated partnerships, which statements reflect combined assets constituting 49% and 48% and combined revenues constituting 43% and 49% of the related consolidated totals for 1998 and 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP
-------------------------
    KPMG Peat Marwick LLP



New York, New York
June 4, 1998

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

                        [Letterhead of McKonly & Asbury LLP]


                           INDEPENDENT AUDITOR'S REPORT

The Partners of
Parkside Townhomes Associates
Lancaster, Pennsylvania

We have audited the accompanying balance sheets of Parkside Townhomes Associates (a limited partnership), as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Townhomes Associates at December 31, 1997 and 1996, and its income, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and Pennsylvania Housing Finance Agency's HOMES Financial Reporting Manual, we have also issued a report dated February 4, 1998 on our consideration of Parkside Townhomes Associates internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.


                                                        /s/ McKonly & Asbury LLP


Harrisburg, Pennsylvania
February 4, 1998

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


                                        /s/ McKONLY & ASBURY

Harrisburg, Pennsylvania
February 2, 1997

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
  Ivanhoe Apartments Limited Partnership

We have audited the accompanying balance sheet of Ivanhoe Apartments Limited Partnership (a Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivanhoe Apartments Limited Partnership at December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers

Lake, Hill & Myers

Salt Lake City, Utah
February 5, 1998

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


/s/  Lake, Hill & Company
-------------------------
     Lake, Hill & Company

Salt Lake City, Utah
January 17, 1997

                        [Letterhead of Rubin & Katz LLP]



                          INDEPEDENT AUDITOR'S REPORT

To the Partners of
Washington Brooklyn Limited Partnership

We have audited the accompanying balance sheet of Washington Brooklyn Limited Partnership, as of December 31, 1997, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the representation of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Brooklyn Limited Partnership as of December 31, 1997 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Rubin & Katz LLP

New York, New York
February 18, 1998

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

                        [Letterhead of Richard J. Klinkowitz]

To the Partners
C-H DEVELOPMENT GROUP ASSOCIATES
(A LIMITED PARTNERSHIP)
625 Madison Avenue
New York, New York 10022

Gentlemen:

I have audited the accompanying balance sheet of C-H DEVELOPMENT GROUP ASSOCIATES (a New York Limited Partnership) as of December 31, 1997 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on the audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H DEVELOPMENT GROUP ASSOCIATES as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                         Respectfully submitted,

                                                       /s/ Richard J. Klinkowitz
Far Rockaway, New York
February 27, 1998

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



Far Rockaway, New York
February 19, 1996

                  [Letterhead of Haefele, Flanagan & Co. p.c.]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Magnolia Mews Limited Partnership
Philadelphia, Pennsylvania

          We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of December 31, 1997, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                /s/ Haefele, Flanagan & Co. p.c.

Moorestown, New Jersey
January 23, 1998

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



                                             /s/ Haefele, Flanagan & Co. p.c.


Moorestown, New Jersey
February 2, 1996

               [Letterhead of Snipes, Gower & Associates, P.A.]


The Partners
The Oaks Village Limited Partnership
Dunn, North Carolina

      We have audited the accompanying balance sheets of The Oaks Village Limited Partnership, Project No. 38-024-561572445 as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of The Oaks Village Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Village Limited Partnership, Project No. 38-024-561572445 as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

      In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1998 on our consideration of The Oaks Village Limited Partnership's internal control and a report dated January 24, 1998 on its compliance with laws and regulations applicable to the financial statements.


                                                /s/ Snipes, Gower & Assoc., P.A.

Dunn, North Carolina
January 24, 1998

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

                                   Respectfully submitted,

                                   /s/ Snipes, Gower & Associates, P. A.
                                   -------------------------------------
                                   Snipes, Gower & Associates, P. A.

Dunn, North Carolina
January 23, 1997

                [Letterhead of Snipes, Gower & Associates, P.A.]

The Partners
Greenfield Village Limited Partnership
Dunn, North Carolina

      We have audited the accompanying balance sheets of Greenfield Village Limited Partnership, Project No 38-043-561614646, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Greenfield Village Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Village Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

      In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1998 on our consideration of Greenfield Village Limited Partnership's internal control and a report dated January 24, 1998 on its compliance with laws and regulations applicable to the financial statements.

                                            /s/ Snipes, Gower & Associates, P.A.

Dunn, North Carolina
January 24, 1998

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

                                         Respectfully submitted,

                                         /s/ Snipes, Gower & Associates, P. A.
                                         -------------------------------------
                                         Snipes, Gower & Associates, P. A.

Dunn, North Carolina

January 23, 1997

              [Letterhead of KOCH GERINGER & CO., LLP]

                          Independent Auditor's Report


To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of December 31, 1997 and the results of its operations, changes in its partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                    /s/ KOCH GERINGER & CO., LLP
                                                   -----------------------------
                                                    Certified Public Accountants

New York, New York
January 14, 1998

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



                                        /s/ Koch Geringer & Company
                                        Certified Public Accountants


New York, New York

January 18, 1996

           [Letterhead of NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP]

                          INDEPENDENT AUDITORS' REPORT

The Partners
Victoria Manor Associates
Beverly Hills, California

We have audited the accompanying balance sheet of Victoria Manor Associates (a California limited partnership), as of December 31, 1997 and the related statements of partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Manor Associates as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                      NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

                                  /s/ Nanas, Stern, Biers, Neinstein and Co. LLP

January 22, 1998

Beverly Hills, California

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



                           /s/ Nanas, Stern, Biers, Neinstein and Co.
                           NANAS, STERN, BIERS, NEINSTEIN AND CO.

January 8, 1996

                    [Letterhead of Fishbein & Company, P.C.]

                          INDEPENDENT AUDITOR'S REPORT
Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania

      We have audited the accompanying balance sheets of OGONTZ HALL INVESTORS (A Limited Partnership), PHFA Project No. 0-0116, as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

      In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1998, on our consideration of Ogontz Hall Investors' internal control structure and a report dated February 2, 1998, on compliance.


/s/ Fishbein & Company, P.C.

Elkins Park, PA
February 2, 1998

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



/s/ Fishbein & Company, P.C.

Elkins Park, PA
February 4, 1997

               [Letterhead of Suby, Von Haden & Associates, S.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Eagle Ridge Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheets of WHEDA Project No. 011/001138 of Eagle Ridge Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Ridge Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

January 14, 1998                          /s/ Suby, Von Haden & Associates, S.C.
Madison, Wisconsin

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

Madison, Wisconsin
February 29, 1996

                   [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Nelson Anderson Affordable
  Housing Limited Partnership

      We have audited the accompanying balance sheet of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 1997, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 31, 1998

                    [Letterhead of Coopers & Lybrand L.L.P.]


Report of Independent Accountants


To the Partners
Conifer Irondequoit Associates


We have audited the accompanying statements of financial position of Conifer Irondequoit Associates (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Irondequoit Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying supplemental footnote information worksheets and computation of cash flow amounts available for cash distributions on pages 11 through 17 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                    /s/ Coopers & Lybrand L.L.P.

Rochester, New York
February 5, 1998

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


                                                       /s/ Coopers & Lybrand


Rochester, New York
February 2, 1996

                     [Letterhead of ZINER & COMPANY, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Middletown Associates

      We have audited the accompanying balance sheet of Middletown Associates (a Pennsylvania limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Middletown Associates as of December 31, 1996 were audited by other auditors whose report, dated January 17, 1997, expressed an unqualified opinion on those financial statements.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates at December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ ZINER & COMPANY, P.C.

January 17, 1998
Boston, Massachusetts

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

Audit Principal: Lester A. Kanis

                  [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
220 Cooper Street, L.P.

      We have audited the accompanying balance sheet of 220 Cooper Street, L.P., as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                              /s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 6, 1998

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


Bartlesville, Oklahoma
January 30, 1997

                      [Letterhead of AGBIMSON & CO., PLLC]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1997, and the related statements of Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We are unable to obtain adequate support for the carrying value for the building construction and rehabilitation costs included in the fixed assets at December 31, 1997, which also affected material amounts included in the Statements of Loss and Partners' Capital for the year then ended as described in Note 10.

In our opinion, except for the effects on the financial statements of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the carrying value of building and rehabilitation costs, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                        /s/ AGBIMSON & CO., PLLC

Rockville Centre, New York
February 17, 1998

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


Rockville Centre, New York
February 29, l996

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
New Augusta Associates, Ltd.
New Augusta, Mississippi

I have audited the accompanying balance sheets of New Augusta Associates, Ltd., a limited partnership, RHS Project No. 28-056-640665470 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Augusta Associates, Ltd., RHS Project No.: 28-056-640665470 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and 11 for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1998 on my consideration of New Augusta Associates, Ltd., internal control structure and a report dated February 23, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 23, 1998

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

Gadsden, Alabama
February 21, 1997

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Windsor Place, L.P.
Wedowee, Alabama

I have audited the accompanying balance sheets of Windsor Place, L.P., a limited partnership, RHS Project No.: 01-056-631024917 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Place, L.P., RHS Project
No.: 01-056-631024917 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1998 on my consideration of Windsor Place, L.P.'s internal control structure and a report dated February 23, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 23, 1998

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

Gadsden, Alabama
February 15, 1997

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Heflin Hills Apartments, Ltd.
Heflin, Alabama

I have audited the accompanying balance sheets of Heflin Hills Apartments, Ltd., a limited partnership, RHS Project No.: 01-015-631039371 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heflin Hills Apartments, Ltd., RHS Project No.: 01-015-631039371 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1998 on my consideration of Heflin Hills Apartments, Ltd.'s internal control structure and a report dated February 23, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 23, 1998

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

Gadsden, Alabama
February 6, 1997

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Shadowood Apartments, Ltd.
Stevenson, Alabama

I have audited the accompanying balance sheets of Shadowood Apartments, Ltd., a limited partnership, RHS Project No.: 01-036-631030182 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadowood Apartments, Ltd., RHS Project No.: 01-036-631030182 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form, FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1998 on my consideration of Shadowood Apartments, Ltd., internal control structure and a report dated February 24, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 24, 1998

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

Gadsden, Alabama
January 30, 1997

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Brittany Associates, L.P.
Dekalb, Mississippi

I have audited the accompanying balance sheets of Brittany Associates, L.P., a limited partnership, RHS Project No.: 28-035-581896085 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brittany Associates, L.P., RHS Project No.: 28-035-581896085 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 17, 1998 on my consideration of Brittany Associates, L.P., internal control structure and a report dated February 17, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 17, 1998

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


/s/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
February 19, 1997

                        [Letterhead of Bob T. Robinson]

To the Partners of Westbrook Square, Ltd.

                          Independent Auditor's Report

     I have audited the accompanying balance sheet of Westbrook Square, Ltd. (RD Case number 28-040-640770978) as of December 31, 1997 and 1996 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westbrook Square, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Bob T. Robinson

February 27, 1998
Jackson, Mississippi

                        [Letterhead of Bartlett & Gunter]


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


/s/ Bartlett & Gunter

February 28, 1996

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Warsaw Elderly Housing, Ltd.
Warsaw, Kentucky

I have audited the accompanying balance sheets of Warsaw Elderly Housing, Ltd., a limited partnership, RHS Project No.: 20-039-621409235 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Elderly Housing, Ltd., RHS Project No.: 20-039-621409235 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 25, 1998 on my consideration of Warsaw Elderly Housing, Ltd., internal control structure and a report dated February 25, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 25, 1998

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

Gadsden, Alabama
February 18, 1997

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
West Hill Square, Ltd.
Gordo, Alabama

I have audited the accompanying balance sheets of West Hill Square, Ltd., a limited partnership, RHS Project No.: 01-054-631010865 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Hill Square, Ltd., RHS Project
No.: 01-054-631010865 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1998 on my consideration of West Hill Square, Ltd., internal control structure and a report dated February 24, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 24, 1998

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

Gadsden, Alabama
February 21, 1997

                  [Letterhead of DONALD W. CAUSEY, CPA, P.C.]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Elmwood Associates, L.P.
Picayune, Mississippi

I have audited the accompanying balance sheets of Elmwood Associates, L.P., a limited partnership, RHS Project No.: 28-055-640804193 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Associates, L.P., RHS Project No.: 28-055-640804193 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1998 on my consideration of Elmwood Associates, L.P., internal control structure and a report dated February 23, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.

Gadsden, Alabama
February 23, 1998

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


/s/ DONALD W. CAUSEY, CPA, P.C.

Gadsden, Alabama
February 20, 1997

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1998 AND 1997


                                     ASSETS


                                                                                    1998                1997
                                                                               --------------      --------------
Property and equipment - (at cost, net of accumulated
  depreciation of $34,548,717 and $29,490,168,
  respectively) (Note 4)                                                        $ 107,652,755       $ 113,446,936
Cash and cash equivalents                                                           1,656,414           1,925,081
Investment in marketable securities (Note 2)                                          154,184             110,343
Cash held in escrow                                                                 3,875,424           3,524,350
Deferred costs (net of accumulated amortization of
  $1,323,459 and $1,153,799, respectively) (Note 5)                                 2,085,132           2,254,752
Other assets                                                                          915,131           1,133,002
                                                                               --------------      --------------

  Total Assets                                                                   $116,339,040       $ 122,394,464
                                                                               ==============      ==============

                                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable (Note 6)                                               $  71,068,616       $  71,673,532
  Accounts payable and other liabilities                                            2,820,787           2,798,335
  Due to local general partners and affiliates (Note 7)                             3,259,448           2,964,502
  Due to general partners and affiliates (Note 7)                                   2,399,496           1,684,370
                                                                               --------------      --------------

  Total Liabilities                                                                79,548,347          79,120,739
                                                                               --------------      --------------

  Minority interests                                                                7,657,057           7,946,451
                                                                               --------------      --------------

Partners' Capital:
  Limited partners (72,896 BACs
   issued and outstanding)                                                         29,513,678          35,649,218
  General partners                                                                   (389,402)           (327,427)
  Unrealized gain on marketable securities                                              9,360               5,483
                                                                               --------------      --------------

  Total Partners' Capital                                                          29,133,636          35,327,274
                                                                               --------------      --------------

Commitments and Contingencies (Notes 7 and 10)

  Total Liabilities and Partners' Capital                                       $ 116,339,040        $122,394,464
                                                                               ==============         ===========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                    1998             1997                 1996
                                                                -----------       -----------         -----------
Revenues:
  Rental income                                                 $12,259,111       $11,930,785         $11,662,928
  Other                                                           1,245,844         1,339,849           1,336,933
                                                                -----------       -----------         -----------

                                                                 13,504,955        13,270,634          12,999,861
                                                                -----------       -----------         -----------
Expenses:

  Repairs and maintenance                                         2,169,227         2,044,087           1,845,258
  Operating and other                                             1,700,952         1,720,139           1,657,747
  Real estate taxes                                                 940,864           899,014             826,883
  Interest                                                        4,835,092         5,019,334           4,970,087
  Depreciation and amortization (Notes 4 and 5)                   5,228,209         5,335,528           5,471,471
  General and administrative                                      2,296,475         2,131,261           2,161,959
  General and administrative-related parties
   (Note 7)                                                       1,501,637         1,517,271           1,186,924
  Loss on impairment of assets (Note 4)                           1,100,000                 0                   0
                                                                -----------       -----------         -----------

                                                                 19,772,456        18,666,634          18,120,329
                                                                -----------       -----------         -----------

Loss before minority interest and extraordinary
  items                                                          (6,267,501)       (5,396,000)         (5,120,468)

Minority interest in losses of subsidiary
  partnerships                                                       69,986            59,470              58,131
                                                                -----------       -----------         -----------

Loss before extraordinary item                                   (6,197,515)       (5,336,530)         (5,062,337)

Extraordinary item - forgiveness of indebtedness
  (Note  9)                                                               0            87,262                   0
                                                                -----------       -----------         -----------

Net loss                                                        $(6,197,515)      $(5,249,268)        $(5,062,337)
                                                                ===========       ===========         ===========

  Loss before extraordinary item -
   limited partners                                              (6,135,540)       (5,283,164)         (5,011,714)
  Extraordinary item - limited partners                                   0            86,389                   0
                                                                -----------       -----------         -----------
  Net loss - limited partners                                   $(6,135,540)      $(5,196,775)        $(5,011,714)
                                                                ===========       ===========         ===========

Number of BACs outstanding                                           72,896            72,896              72,896
                                                                ===========       ===========         ===========

Per BAC:

  Basic loss before extraordinary item                          $    (84.17)      $    (72.48)        $    (68.75)
  Extraordinary item                                                   0.00              1.19                0.00
                                                                -----------       -----------         -----------
  Basic net loss                                                $    (84.17)      $    (71.29)        $    (68.75)
                                                                ===========       ===========         ===========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                                                                        Net
                                                                                                     Unrealized
                                                                                                   Gain (loss) on
                                                                  Limited          General           Marketable
                                                 Total            Partners         Partners          Securities
                                              -----------       -----------     -------------       -----------
Partners' capital - March 31, 1995            $45,631,256       $45,857,707     $    (224,311)      $    (2,140)

Net loss                                       (5,062,337)       (5,011,714)          (50,623)                0

Change in net unrealized loss on
   marketable securities                           13,241                 0                 0            13,241
                                              -----------       -----------     -------------       -----------

Partners' capital - March 31, 1996             40,582,160        40,845,993          (274,934)           11,101

Net loss                                       (5,249,268)       (5,196,775)          (52,493)                0

Change in net unrealized gain  on
   marketable securities                           (5,618)                0                 0            (5,618)
                                              -----------       -----------     -------------       -----------

Partners' capital - March 31, 1997             35,327,274        35,649,218          (327,427)            5,483

Net loss                                       (6,197,515)       (6,135,540)          (61,975)                0

Change in net unrealized gain on
   marketable securities                            3,877                 0                 0             3,877
                                              -----------       -----------     -------------       -----------

Partners' capital - March 31, 1998            $29,133,636       $29,513,678     $    (389,402)      $     9,360
                                              ===========       ===========     =============       ===========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                    1998              1997                1996
                                                                -----------       -----------         -----------
Cash flows from operating activities:
  Net loss                                                      $(6,197,515)      $(5,249,268)        $(5,062,337)

  Adjustments to reconcile net loss to net cash provided by operating activities:

  Extraordinary item - forgiveness of indebtedness                        0           (87,262)                  0
  Depreciation and amortization                                   5,228,209         5,335,528           5,471,471
  Loss on impairment of assets                                    1,100,000                 0                   0
  Minority interest in loss of subsidiaries                         (69,986)          (59,470)            (58,131)
  Decrease (increase) in other assets                               217,871             9,341             (88,248)
  Increase in accounts payable and other
   liabilities                                                       22,452           282,462             318,915
  (Increase) decrease in cash held in escrow                       (351,074)          (13,340)            397,094
  Increase in due to general partners
   and affiliates                                                   715,126           724,528             443,042
  Increase in due to local general partners
   and affiliates                                                   111,226           183,295                   0
  Decrease in due to local general partners
   and affiliates                                                   (14,163)          (99,067)                  0
                                                                -----------       -----------         -----------

  Net cash provided by operating activities                         762,146         1,026,747           1,421,806
                                                                -----------       -----------         -----------

Cash flows from investing activities:

  Acquisition of property and equipment                            (364,368)         (434,192)           (216,221)
  Increase in marketable securities                                 (39,964)                0                   0
  Increase in due to local general partners
   and affiliates                                                    33,390             9,845             109,884
  Decrease in due to local general partners
   and affiliates                                                   (79,969)         (270,191)           (302,737)
                                                                -----------       -----------         -----------

  Net cash used in investing activities                            (450,911)         (694,538)           (409,074)
                                                                -----------       -----------         -----------

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                   (continued)

                                                                    1998              1997                1996
                                                                -----------       -----------         -----------
Cash flows from financing activities:
  Repayments of mortgage loans                                     (604,916)         (576,081)           (769,758)
  (Increase) decrease in deferred costs                                 (40)            7,415              (7,427)
  Increase in due to local general partners
   and affiliates                                                   296,051           137,349                   0
  Decrease in due to local general partners
   and affiliates                                                   (51,589)         (229,262)                  0
  (Decrease) increase in capitalization of
   consolidated subsidiaries attributable to
   minority interest                                               (219,408)            9,688            (306,162)
                                                                -----------       -----------         -----------

  Net cash used in financing activities                            (579,902)         (650,891)         (1,083,347)
                                                                -----------       -----------         -----------

  Net decrease in cash and cash equivalents                        (268,667)         (318,682)            (70,615)

  Cash and cash equivalents at beginning of year                  1,925,081         2,243,763           2,314,378
                                                                -----------       -----------         -----------

  Cash and cash equivalents at end of year                      $ 1,656,414       $ 1,925,081         $ 2,243,763
                                                                ===========       ===========         ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                       $ 3,626,429       $ 3,830,228         $ 3,935,154
                                                                ===========       ===========         ===========

Supplemental disclosure of non-cash financing and investing activities:

  Conversion of operating deficit loan to equity:

   Decrease in due to local general partners
     and affiliates                                              $       0        $   (65,725)        $         0
   Increase in capitalization of consolidated
      subsidiaries attributable to minority interest                     0             65,725                   0

  Forgiveness of indebtedness (Note 9):

   Decrease in due to local general partners
     and affiliates                                                      0            (87,262)                  0

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

NOTE 1 - General

Freedom Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on August 28, 1989 and commenced the public offering on February 9, 1990. The general partners of the Partnership are Related Freedom Associates L.P. (the "Related General Partner"), a Delaware limited partnership, and Freedom GP Inc. (the "Freedom General Partner"), a Delaware corporation, together (the "General Partners"). The Partnership will terminate on December 31, 2030, unless terminated sooner under the provision's of the partnership agreement.

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986. Some of the complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credits"). During Fiscal Years 1998, 1997 and 1996, the Partnership generated $11,208,964, $11,208,966 and $11,208,869, respectively, in Housing Tax Credits. There were no Historic Tax Credits generated in 1998, 1997 and 1996.

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

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting and Presentation

The Partnership's fiscal year ends on March 31. All subsidiaries have calendar year ends. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31, in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 42 subsidiary partnerships, in which the Partnership is a limited partner, with an ownership interest ranging from approximately 98% to 99%. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. Through the rights of the Partnership and/or an affiliate of the General Partners, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary part-

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

nerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

d)  Investment in Marketable Securities

The Partnership applies the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 1998 and 1997 the Partnership has classified its securities as available-for-sale.

Available-for-sale securities are carried at fair value with net unrealized gain
(loss) reported as a separate component of partner's capital until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. At March 31, 1998 and 1997, the net unrealized gain on securities available for sale was $9,360 and $5,483, respectively.

e)  Cash held in Escrow

Cash held in escrow includes cash held in escrow, replacement reserves and tenant security deposits.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

The determination of fair value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. During the quarter ended March 31, 1998, the Partnership has recorded $1,100,000 as a loss on impairment of assets.

Property and equipment are depreciated over their estimated useful lives, which range from 20 to 40 years for properties. Equipment lives range from 5 to 7 years and are depreciated on a straight-line basis. The property is depreciated using an accelerated or straight-line method.

g)  Acquisition Fees and Costs

At investor closings, the General Partners were paid a property acquisition fee (equal to 6% of the gross proceeds) for evaluating and screening real property to be acquired. Acquisition fees and other acquisition expenses incurred by the Partnership are charged to the property accounts based on the costs of properties acquired.

h)  Rental income

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The partnership receives rental subsidies which amounted to approximately $2,336,000, $2,406,000 and $2,384,000 for the years ended March 31, 1998, 1997 and 1996, respectively. The related rental subsidy programs have expiration that either expire subsequent to the year 2000 or terminate upon total disbursement of the assistance obligation.

i)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (see Note 8).

j)  Development Deficit Guarantees

Amounts received under Development Deficit Guarantees from the developers of the properties purchased by the Partnership were treated as a reduction of the asset. As of March 31, 1998, all Development Deficit Guarantees have expired.

k)  Operating Deficit Guarantees

Amounts received under Operating Deficit Guarantees from the local general partners are treated as operating loans which will not bear interest and will be repaid only out of 50% of

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

available cash flow or out of available net sale or refinancing proceeds. As of March 31, 1998, all Operating Deficit Guarantees have expired with the exception of one Local Partnership which will expire December 31, 1998.

l)  Organization Costs

Costs incurred to organize the Partnership, including but not limited to legal and accounting, are considered deferred organization expenses. These costs, which had been capitalized, were amortized on the straight-line method over a 60-month period and were fully amortized as of the end of the 1996 Fiscal Year.

m)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

n)  SFAS 128

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement simplifies the current standards for computing earnings per share
(EPS) , as specified in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15). Under SFAS 128, the presentation of primary EPS will be replaced by the presentation of basic EPS. For companies with complex capital structures, the presentation of fully diluted EPS will be replaced by diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. The Partnership adopted this standard in the third quarter of fiscal 1998, and its adoption did not have any impact on reported earning per BAC.

o)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions relating to reporting of assets, liabilities, revenues and expenses disclosed in the consolidated financial statements. Accordingly, actual results could differ from those estimates.

p)  Reclassifications

Certain reclassifications were made to prior periods' financial statements to conform to the March 31, 1998 presentation.

NOTE 3 - Fair Value of Financial Instruments

In accordance with SFAS No. 107 "Disclosures about Fair Value of Financial Instruments," the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

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

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable are as follows:

                                                     March 31, 1998                  March 31, 1997
                                             --------------------------------    ----------------------
                                                Carrying                           Carrying
                                                Amount         Fair Value          Amount          Fair Value
                                                ------         ----------          ------          ----------
Mortgage Notes Payable for which it is:

Practicable to estimate fair value             $43,743,002      $44,660,702       $44,207,925    $44,950,092
Not Practicable (a)                            $27,325,614                        $27,465,607

(a) The mortgage notes payable are insured by HUD primarily in accordance with
Section 236 of the National Housing Act. New loans are no longer being insured in accordance with Section 236 and presently existing loans are subject to restrictions regarding prepayment. Management believes the estimation of fair value to be impracticable.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                                   March 31,
                                                      ---------------------------------
                                                           1998                1997
                                                      -------------       -------------
Land                                                   $  5,720,520        $  5,720,520
Buildings and improvements                              131,456,940         132,298,828
Other                                                     5,024,012           4,917,756
                                                      -------------       -------------

                                                        142,201,472         142,937,104
Less:  Accumulated depreciation                         (34,548,717)        (29,490,168)
                                                      -------------       -------------
                                                       $107,652,755        $113,446,936
                                                      =============       =============

Depreciation expense for the years ended March 31, 1998, 1997 and 1996 amounted to $5,058,549, $5,136,324 and $5,247,213, respectively.

The Partnership periodically compares the carrying value of its properties to its estimate of the sum of undiscounted future cash flows and the fair value of remaining tax credits, to determine if the carrying value of the property is impaired. If the property is considered impaired based on this analysis, an impairment loss is recorded in order to write down the property to

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

its fair value. In 1997, management of Wilshire Park ("Wilshire") completed a recoverability review of the carrying value of the property based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. As of December 31, 1997, management concluded that the sum of the undiscounted future cash flows estimated to be generated by the apartment project is less than the carrying value and, as a result, the Partnership recorded a loss on impairment of $1,100,000, which reduced the carrying value to its estimated fair value. The estimated fair value was determined by using a discounted cash flow analysis and an estimate of the fair value of the remaining tax credits.

NOTE 5 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                                                  March 31,
                                                                 -------------------------------------------
                                                                    1998             1997           Period
                                                                 ----------        ----------     ----------
Financing expenses                                               $3,052,535        $3,052,495          (a)
Organization expenses                                               356,056           356,056      60 months
                                                                 ----------        ----------
                                                                  3,408,591         3,408,551
Less:  Accumulated
  amortization                                                   (1,323,459)       (1,153,799)
                                                                 ----------        ----------

                                                                 $2,085,132        $2,254,752
                                                                 ==========        ==========

(a) Over the life of the related mortgages, ranging from 15 to 50 years, using a method approximating the interest method.

Amortization of deferred costs for the years ended March 31, 1998, 1997 and 1996 amounted to $169,660, $199,204 and $224,258, respectively.

NOTE 6 - Mortgage Notes Payable

At March 31, 1998 and 1997, mortgages payable, all of which are nonrecourse to the Local Partnerships, are summarized as follows:

                                                                                   Carrying Amount at
                           Range of                                                     March 31,
Number of                  Interest                Range of                  -------------------------------
Mortgages                  Rates                   Maturities                     1998                1997
---------                  -----                   ----------                --------------        ---------
      2                    0%                      2007-2016                  $ 2,383,151         $ 2,383,151
      12                   1%                      2015-2022                   12,050,899          12,056,004
      13                   3%-8.5%                 1999-2031                   14,048,457          14,159,045
      17                   8.75%-9%                2007-2040                   26,077,733          26,296,762
      16                   9.24%-13.5%             2002-2032                   16,508,376          16,778,570
                                                                              -----------         -----------

                                                                              $71,068,616         $71,673,532
                                                                              ===========         ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents, leases and replacement reserves, and is without further recourse.

Annual principal payments required for each of the next five years are as follows:

Fiscal Year Ending March 31,                        Amount
----------------------------                        ------
1999                                               $651,257
2000                                                720,929
2001                                                785,324
2002                                                855,174
2003                                                930,751

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

The original amount of the Operating Deficit Guarantees aggregated approximately $9,500,000 of which approximately $9,000,000 had expired as of March 31, 1998. As of March 31, 1998, 1997 and 1996, approximately $494,000, $494,000 and
$494,000, respectively, had been funded by the local general partners to meet such obligations. Amounts funded under such agreements are treated as non-interest bearing loans. (See Note 7(b) below for repayment terms).

b)  Due to Local General Partners and Affiliates

At March 31, 1998 and 1997, a majority of these fees were incurred in connection with the development of the property and have been included in the basis of the building.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

Due to local general partners and affiliates at March 31, 1998 and 1997 consists of the following:

                                                                                      1998                1997
                                                                                   ----------          ----------
Operating advances                                                                 $  698,112          $  440,241
Development fees                                                                    1,960,070           2,006,649
Due to contractor                                                                     114,620             114,620
Operating deficit loans (i)                                                           297,203             310,138
General Partner distributions                                                               0                 474
Management and other fees                                                             189,443              92,380
                                                                                   ----------          ----------

                                                                                   $3,259,448          $2,964,502
                                                                                   ==========          ==========

(i)  Operating deficit loans consist of the following:
                                                                                      1998                1997
                                                                                   ----------          ----------

Oxford Trace                                                                       $   18,650          $   18,650
Wilshire Park                                                                         191,775             191,775

These loans are unsecured, non-interest bearing and are payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.

                                                                                      1998                1997
                                                                                   ----------          ----------
Parkside Townhomes                                                                  $  68,200           $ 81,135
Ognotz Hall                                                                            18,578             18,578

These loans are unsecured, non-interest bearing and are subordinate to the second mortgage.

c)  Other Expenses

The costs incurred to related parties for the years ended March 31, 1998, 1997 and 1996 were as follows:

                                                                                 Year Ended March 31,
                                                                 ------------------------------------------------
                                                                    1998               1997              1996
                                                                 ----------        ----------         -----------
Partnership management fees (a)                                  $  676,000        $  676,000          $  400,000
Expense reimbursement (b)                                           155,008           143,694             125,835
Property management fees (c)                                        622,137           630,074             595,406
Local administrative fee (d)                                         48,492            67,503              65,683
                                                                 ----------        ----------          ----------

                                                                 $1,501,637        $1,517,271          $1,186,924
                                                                 ==========        ==========          ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to General Partners amounting to approximately $2,202,000 and $1,526,000 were accrued and unpaid as of March 31, 1998 and 1997, respectively. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $937,552, $902,087 and $856,553 for the 1998, 1997 and 1996 Fiscal Years,
respectively. Of these fees $622,137, $630,074 and $595,406 were incurred to affiliates of the subsidiary partnerships.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee of up to $2,500 from each subsidiary partnership.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

NOTE 8 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                            Years Ended December 31,
                                                                 ------------------------------------------------
                                                                    1997              1996               1995
                                                                 ----------        ----------         -----------
Financial statement
Net loss                                                        $(6,197,515)      $(5,249,268)        $(5,062,337)

Difference resulting from parent company having a
  different fiscal year for income tax and
  financial reporting purposes                                     (373,441)          448,899            (152,066)

Difference between depreciation and amortization
  expense recorded for financial statement and
  income tax reporting purposes                                    (234,637)         (306,706)           (107,970)

Loss on impairment                                                1,100,000                 0                   0

Tax-exempt interest income                                          (16,872)          (23,693)            (26,614)

Other                                                                36,182           (49,787)             69,189
                                                                -----------       -----------         -----------

Net loss as shown on the Partnership's income tax returns       $(5,686,283)      $(5,180,555)        $(5,279,798)
                                                                ============      ===========         ===========

NOTE 9 - Extraordinary Item - Forgiveness of Indebtedness Income

In the event an operating deficit existed for Eagle Ridge Limited Partnership ("Eagle Ridge") at any time before May 31, 1995, the General Partners, jointly and severally, were to provide such funds up to $260,000 to Eagle Ridge as was necessary to pay such operating deficits. The loan was subordinate and bore no interest. The loan balance was $152,987 as of December 31, 1995. Effective July 26, 1996, the General Partners withdrew from Eagle Ridge and assigned to Freedom SLP L.P., the special limited partner, their partnership interests. In conjunction with the withdrawal of the General Partners, the loan was canceled. Of the $152,987 balance payable at July 26, 1996, $87,262 was forgiven and $65,725 was converted to equity.

NOTE 10 - Commitments and Contingencies

(a)  Event of Default

Eagle Ridge Limited Partnership
Eagle Ridge Limited Partnership ("Eagle Ridge") has entered into a Forbearance Agreement with Wisconsin Housing and Economic Development Authority ("WHEDA") as a result of Eagle Ridge's failure to pay all the required installment payments under the mortgage note. Under the terms of the agreement, WHEDA has agreed to temporarily forego the enforcement of its rights and remedies against Eagle Ridge through December 31, 1998 and to continue to extend Eagle Ridge financing provided that Eagle Ridge complies with certain conditions. The

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

conditions of the agreement consist of, but are not limited to: (1) monthly payments of escrow and reserve deposits, (2) monthly payments of principal and interest limited to the lower of 100% of net operating income ("NOI") or 5% of the regularly scheduled monthly note payment (base payment), (3) 75% of the monthly NOI in excess of the base payment for principal and interest and (4) the remaining 35% of NOI in excess of the base payment is to be paid as an incentive management to the management agent. The Partnership's investment in Eagle Ridge at March 31, 1998 and 1997 was approximately $46,000 and $278,000, respectively, and the minority interest balance was approximately $160,000 and $163,000, respectively. The Partnership's share of Eagle Ridge's net loss amounted to approximately $232,000, $137,000 and $174,000 for the 1998, 1997 and 1996 Fiscal
Years, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Freedom General Partner. Prior to such purchase the Freedom General Partner was an affiliate of Lehman Brothers.

Certain information concerning the directors and executive officers of each of the General Partners is set forth below.

Related Freedom Associates Inc., ("RFAI") is the sole general partner of Related Freedom Associates L.P.

Name                                                 Position
----                                                 --------
Stephen M. Ross                                      Director

J. Michael Fried                                     President and Director

Alan P. Hirmes                                       Senior Vice President

Stuart J. Boesky                                     Senior Vice President

Marc D. Schnitzer                                    Vice President

Glenn F. Hopps                                       Treasurer

Lynn A. McMahon                                      Secretary

STEPHEN M. ROSS, 58, is President and a Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 55, is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude;

from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 43, has been a certified public accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 42, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 37, is responsible both for financial restructurings of real estate properties and directing Related's acquisition of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

GLENN F. HOPPS, 35, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

LYNN A. McMAHON, 42, has since 1983 served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

The Freedom General Partner

Name                                            Position
----                                            --------
J. Michael Fried                                President and Director

Alan P. Hirmes                                  Executive Vice President

Stuart J. Boesky                                Executive Vice President

Marc D. Schnitzer                               Vice President

Denise L. Kiley                                 Vice President

Glenn F. Hopps                                  Treasurer

Lynn A. McMahon                                 Secretary

DENISE L. KILEY, 38, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

Biographical information with respect to Messrs. Fried, Hirmes, Boesky, Schnitzer, Hopps and Ms. McMahon is set forth above.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                           Name and address of              Amount and Nature of                   Percentage
Title of Class             Beneficial Ownership             Beneficial Ownership                     of Class
--------------             --------------------             --------------------                     --------
General Partnership        Related Freedom                  $1,000 capital contribution                50%
Interest in the            Associates L.P.                  -directly owned
Partnership                625 Madison Avenue
                           New York, NY 10022

                           Freedom GP Inc.                  $1,000 capital contribution                50%
                           625 Madison Avenue               -directly owned
                           New York, NY 10022

Freedom SLP L.P., a limited partnership whose general partners are the General Partners of the Partnership and which acts as the special limited partner of each Local Partnership, holds a 1% limited partnership interest in each Local Partnership.

As of March 31, 1998, no person (other than the Assignor Limited Partner) was known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partners owns any Limited Partnership Interests or BACs.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                   Sequential
                                                                      Page
                                                                   ----------
(a) 1.    Financial Statements

          Independent Auditors' Report                                17

          Consolidated Balance Sheets as of March 31,
          1998 and 1997                                               85

          Consolidated Statements of Operations for the
          years ended March 31, 1998, 1997 and 1996                   86

          Consolidated Statements of Changes in
          Partners' Capital for the years ended March
          31, 1998, 1997 and 1996                                     87

          Consolidated Statements of Cash Flows for the
          years ended March 31, 1998, 1997 and 1996                   88

          Notes to Consolidated Financial Statements                  90

(a) 2.    Financial Statement Schedules

          Schedule I - Condensed Financial Information
          of Registrant                                              110

          Schedule III - Real Estate and Accumulated
          Depreciation                                               113

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

(21)      Subsidiaries of the Registrant                             107

(27)      Financial Data Schedule (filed herewith)                   116

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


                          FREEDOM TAX CREDIT PLUS L.P.


                                  By:   RELATED FREEDOM ASSOCIATES L.P.
                                        a general partner


                                        By:   RELATED FREEDOM ASSOCIATES INC.
                                              a general partner

Date:  June 19, 1998

                                        By:   /s/ J. Michael Fried
                                              --------------------
                                              J. Michael Fried,
                                              President and Director



                                   By:   FREEDOM GP INC.
                                         a general partner

Date:  June 19, 1998

                                         By:   /s/ J. Michael Fried
                                               --------------------
                                               J. Michael Fried,
                                               President and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


       Signature                                  Title                                      Date
       ---------                                  -----                                      ----
                                       President and Director
                                       (Principal Executive Officer) of
/s/ J. Michael Fried                   Related Freedom Associates Inc.
-------------------                    and Freedom GP Inc.                               June 19, 1998
J. Michael Fried


                                       Senior Vice President
                                       (Principal Financial Officer) of
/s/ Alan P. Hirmes                     Related Freedom Associates, Inc.
------------------                     and Freedom GP Inc.                               June 19, 1998
Alan P. Hirmes


                                       Treasurer (Principal Accounting Officer)
/s/ Glenn F. Hopps                     of Related Freedom Associates, Inc.
------------------                     and Freedom GP Inc.                               June 19, 1998
Glenn F. Hopps


                                       Director of Related
/s/ Stephen M. Ross                    Freedom Associates, Inc.
-------------------                                                                      June 19, 1998
Stephen M. Ross

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)


                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                                March 31,
                                                                                                ---------
                                                                                      1998                1997
                                                                                  -----------         -----------
Cash and cash equivalents                                                         $   417,413         $   649,488
Investment in subsidiary partnerships,
  carried on an equity basis                                                       30,882,808          36,163,814
Other assets                                                                           69,652              69,652
                                                                                  -----------         -----------

  Total assets                                                                    $31,369,873         $36,882,954
                                                                                  ===========         ===========

                                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                                             $ 2,190,937         $ 1,510,380
Accounts payable and other liabilities                                                 45,300              45,300
                                                                                  -----------         -----------

  Total liabilities                                                                 2,236,237           1,555,680

Partners' capital                                                                  29,133,636          35,327,274
                                                                                  -----------         -----------

Total liabilities and partners' capital                                           $31,369,873         $36,882,954
                                                                                  ===========         ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                               Year Ended March 31,
                                                                -------------------------------------------------
                                                                     1998             1997               1996*
                                                                -----------        ----------         -----------
Income
  Other income                                                   $   15,441        $   23,204          $   53,838
                                                                -----------       -----------         -----------


Expenses

  Equity in losses of subsidiary partnerships
   (including share of extraordinary loss
   of $87,262 in 1997)                                           $5,269,174        $4,296,931          $4,429,069
  General and administrative                                         64,282            88,344              92,255
  General and administrative-related parties                        879,500           887,197             591,518
  Amortization of organization costs                                      0                 0               3,333
                                                                -----------       -----------         -----------

  Total Expenses                                                  6,212,956         5,272,472           5,116,175
                                                                -----------       -----------         -----------

Net loss                                                        $(6,197,515)      $(5,249,268)        $(5,062,337)
                                                                ===========       ===========         ===========


*Reclassified for comparative purposes

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Year Ended March 31,
                                                                -------------------------------------------------
                                                                     1998             1997               1996*
                                                                -----------        ----------         -----------
Net loss                                                        $(6,197,515)      $(5,249,268)        $(5,062,337)
                                                                -----------       -----------         -----------

Adjustments to reconcile net loss to net cash used in operating activities:

  Equity in losses of subsidiary partnerships                     5,269,174         4,296,931           4,429,069
  Amortization                                                            0                 0               3,333

  Increase (decrease) in liabilities:

  Due to general partner and affiliates                             680,557           687,588             410,640
  Accounts payable and other liabilities                                  0             1,300             (11,000)
                                                                -----------       -----------         -----------

  Total adjustments                                               5,949,731         4,985,819           4,832,042
                                                                -----------       -----------         -----------

  Net cash used in operating activities                            (247,784)         (263,449)           (230,295)
                                                                -----------       -----------         -----------

Cash flows from investing activities:

  Distributions from subsidiaries                                    15,709           116,296             116,626
                                                                -----------       -----------         -----------

Net decrease in cash and cash equivalents                          (232,075)         (147,153)           (113,669)

Cash and cash equivalents, beginning of year                        649,488           796,641             910,310
                                                                -----------       -----------         -----------

Cash and cash equivalents, end of year                          $   417,413       $   649,488         $   796,641
                                                                ===========       ===========         ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 1998

                                                  Initial Cost to Partnership      Cost            Purchase Price
                                                  ---------------------------     Capitalized      Adjustments (B)
                                                               Buildings and      Subsequent to    Buildings and
Description (4) (6)                Encumbrances       Land     Improvements       Acquisition       Improvements
-------------------                ------------   -----------  ------------     --------------     --------------
Properties:

Parkside Townhouses
  York, PA                        $ 1,734,332    $   263,231    $  4,439,564     $    51,289     $             0
Twin Trees
  Layton, UT                        1,204,825        112,401       2,668,179         103,118             (47,642)
Bennion (Mulberry)
  Taylorsville, UT                  2,294,314        258,000       4,934,447         387,404             (22,842)
Hunters Chase
  Madison, AL                       2,641,633        411,100       5,616,330         121,533            (713,028)
Bethel Park
  Bethel, OH                        2,022,795        141,320       5,365,882         146,595            (846,229)
Zebulon Park
  Owensville, OH                    1,700,805        165,000       4,187,880         138,809            (542,936)
Tivoli Place
  Murphreesboro, TN                 1,621,160        267,500       4,146,759         124,004            (207,625)
Northwood
  Jacksonville, FL                  2,927,896        494,900       6,630,321         156,067            (294,886)
Oxford Trace
  Aiken, SC                           757,161        162,000       1,725,512          79,154            (161,049)
Wilshire
  Huntsville, AL                    1,811,293        178,497       4,014,281        (984,379)           (432,405)
Ivanhoe
  Salt Lake City, UT                  561,107         41,000       1,136,915          33,554                   0
Washington Avenue
  Brooklyn, NY                              0         42,485       2,843,351          73,904                   0
C.H. Development
  (Manhattan B)
  New York, NY                      1,753,991              3       3,294,688          46,902                   0
Davidson Court
  Staten Island, NY                         0         96,892         773,052          37,064                   0
Magnolia Mews
  Philadelphia, PA                  1,791,167        200,000         668,007       2,275,831                   0
Oaks Village
  Whiteville, NC                    1,474,315         63,548       1,799,849          61,915                   0
Greenfield Village
  Dunn, NC                          1,484,450         78,296       1,806,126          41,934                   0
Morris Avenue
  (CLM Equities)
  Bronx, NY                         2,613,468              2       4,767,049          85,554                   0
Victoria Manor
  Riverside, CA                     2,653,143        615,000       5,340,962        (153,198)                  0
Ogontz Hall
  Philadelphia, PA                  1,999,441              0         328,846       3,302,221                   0



                                    Gross Amount at which Carried At Close of Priod
                                    -----------------------------------------------
                                                     Buildings and                        Accumulated
Description (4) (6)                        Land       Improvements       Total (A)        Depreciation
-------------------                   ------------    -------------    ------------      -------------
Properties:

Parkside Townhouses
  York, PA                             $  265,796      $  4,488,288    $  4,754,084        $  1,184,064
Twin Trees
  Layton, UT                              115,125         2,720,931       2,836,056             841,089
Bennion (Mulberry)
  Taylorsville, UT                        260,565         5,296,444       5,557,009           1,659,041
Hunters Chase
  Madison, AL                             413,665         5,022,270       5,435,935           1,714,278
Bethel Park
  Bethel, OH                              143,885         4,663,683       4,807,568           1,617,592
Zebulon Park
  Owensville, OH                          167,565         3,781,188       3,948,753           1,252,770
Tivoli Place
  Murphreesboro, TN                       270,065         4,060,573       4,330,638           1,301,182
Northwood
  Jacksonville, FL                        497,465         6,488,937       6,986,402           2,108,675
Oxford Trace
  Aiken, SC                               164,564         1,641,053       1,805,617             524,898
Wilshire
  Huntsville, AL                          181,060         2,594,934       2,775,994           1,241,512
Ivanhoe
  Salt Lake City, UT                       42,677         1,168,792       1,211,469             268,773
Washington Avenue
  Brooklyn, NY                             44,162         2,915,578       2,959,740             643,640
C.H. Development
  (Manhattan B)
  New York, NY                              1,680         3,339,913       3,341,593             844,245
Davidson Court
  Staten Island, NY                        98,569           808,439         907,008             202,981
Magnolia Mews
  Philadelphia, PA                        201,677         2,942,161       3,143,838             644,593
Oaks Village
  Whiteville, NC                           65,225         1,860,087       1,925,312             511,784
Greenfield Village
  Dunn, NC                                 79,973         1,846,383       1,926,356             508,720
Morris Avenue
  (CLM Equities)
  Bronx, NY                                 1,679         4,850,926       4,852,605           1,079,448
Victoria Manor
  Riverside, CA                           616,677         5,186,087       5,802,764           1,266,145
Ogontz Hall
  Philadelphia, PA                          1,677         3,629,390       3,631,067             781,360


                                                                    Life on which
                                                                   Depreciation in
                                       Year of                      Latest Income
                                     Construction/      Date        Statements are
Description (4) (6)                   Renovation      Acquired      Computed(C)(D)
-------------------                   -----------    ----------     --------------
Properties:

Parkside Townhouses
  York, PA                                1989         Sept. 1990        27.5
Twin Trees
  Layton, UT                              1989         Oct. 1990         27.5
Bennion (Mulberry)
  Taylorsville, UT                        1989         Oct. 1990         27.5
Hunters Chase
  Madison, AL                             1989         Oct. 1990         27.5
Bethel Park
  Bethel, OH                              1989         Oct. 1990         27.5
Zebulon Park
  Owensville, OH                          1989         Oct. 1990         27.5
Tivoli Place
  Murphreesboro, TN                       1989         Oct. 1990         27.5
Northwood
  Jacksonville, FL                        1989         Oct. 1990         27.5
Oxford Trace
  Aiken, SC                               1989         Oct. 1990         27.5
Wilshire
  Huntsville, AL                          1989         Oct. 1990         27.5
Ivanhoe
  Salt Lake City, UT                      1991         Jan. 1991         27.5
Washington Avenue
  Brooklyn, NY                            1991         Jan. 1991         27.5
C.H. Development
  (Manhattan B)
  New York, NY                            1991         Jan. 1991         27.5
Davidson Court
  Staten Island, NY                       1991         Mar. 1991         27.5
Magnolia Mews
  Philadelphia, PA                        1991         Mar. 1991         27.5
Oaks Village
  Whiteville, NC                          1991         Mar. 1991         27.5
Greenfield Village
  Dunn, NC                                1991         Mar. 1991         27.5
Morris Avenue
  (CLM Equities)
  Bronx, NY                               1991         Apr. 1991         27.5
Victoria Manor
  Riverside, CA                           1991         Apr. 1991         27.5
Ogontz Hall
  Philadelphia, PA                        1990         Apr. 1991         27.5


                                                  Initial Cost to Partnership      Cost            Purchase Price
                                                  ---------------------------     Capitalized      Adjustments (B)
                                                               Buildings and      Subsequent to    Buildings and
Description (4) (6)                Encumbrances       Land     Improvements       Acquisition       Improvements
-------------------                ------------   -----------  ------------     --------------     --------------
Eagle Ridge
  Stoughton, WI                     1,604,985        321,594       2,627,385         (18,986)                  0
Nelson Anderson
  Bronx, NY                         3,829,341              2       6,524,096          33,554                   0
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY                   2,977,500         20,000       5,407,108          28,303                   0
Wilson Street Apts.
  (Middletown)
  Middletown, PA                    1,673,496         38,449               0       3,376,589                   0
Lauderdale Lakes
  Lauderdale Lakes, FL              5,144,987        873,973       3,976,744       5,262,867                   0
Flipper Temple
  Atlanta, GA                       2,611,569         70,519       4,907,110         621,279                   0
220 Cooper Street
  Camden, NJ                          994,175         41,000               0       3,658,906                   0
Vendome
  Brooklyn, NY                      2,682,346         12,000       4,867,584         220,536                   0
Pecan Creek
  Tulsa, OK                         1,014,166         50,000       1,484,923          38,272                   0
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL                     679,505         15,000         939,681          57,450                   0
Pine Shadow Apts.
  Waveland, MS                      1,639,898         74,550       2,117,989          97,808                   0
Windsor Place Apts.
  Wedowee, AL                         766,517         40,000         904,888          10,804                   0
Brookwood Apts.
  Foley, AL                         1,271,881         68,675       1,517,190          54,069                   0
Heflin Hills Apts.
  Heflin, AL                          744,579         50,000         841,300           7,422                   0
Shadowood Apts.
  Stevenson, AL                       749,272         27,000         898,800           4,173                   0
Brittany Associates
  DeKalb, MS                          689,294         20,000         843,592           8,141                   0
Hidden Valley Apts.
  Brewton, AL                       1,281,153         68,000       1,637,840          44,083                   0
Westbrook Square L.P.
  Carthage, MS                      1,030,009         40,000       1,254,957          11,915                   0
Warsaw Elderly Housing Ltd.
  Warsaw, KY                        1,142,766         98,819       1,333,606           4,924                   0
West Hill Square Apts. Ltd.
  Gordo, AL                           772,385         60,000         954,020           7,369                   0
Elmwood Assoc.
  Picayune, MS                        711,059         81,500         829,183           7,812                   0
Harmony Gate Assoc.
  Los Angeles, CA                   4,010,437              0       9,757,807          27,490                   0
                                   ----------  -------------     -----------   -------------     ---------------

                                  $71,068,616     $5,662,256    $120,113,803     $19,694,055         $(3,268,642)
                                   ==========      =========     ===========      ==========          ==========


                                    Gross Amount at which Carried At Close of Priod
                                    -----------------------------------------------
                                                     Buildings and                        Accumulated
Description (4) (6)                        Land       Improvements       Total (A)        Depreciation
-------------------                   ------------    -------------    ------------      -------------
Eagle Ridge
  Stoughton, WI                            323,271         2,606,722       2,929,993          866,307
Nelson Anderson
  Bronx, NY                                  1,679         6,555,973       6,557,652        1,498,230
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY                           21,677         5,433,734       5,455,411        1,325,819
Wilson Street Apts.
  (Middletown)
  Middletown, PA                            40,126         3,374,912       3,415,038          691,668
Lauderdale Lakes
  Lauderdale Lakes, FL                     875,668         9,237,916      10,113,584        1,427,030
Flipper Temple
  Atlanta, GA                               72,196         5,526,712       5,598,908        1,354,462
220 Cooper Street
  Camden, NJ                                42,677         3,657,229       3,699,906          818,146
Vendome
  Brooklyn, NY                              13,677         5,086,443       5,100,120        1,485,288
Pecan Creek
  Tulsa, OK                                 50,161         1,523,034       1,573,195          295,148
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL                           15,161           996,970       1,012,131          165,483
Pine Shadow Apts.
  Waveland, MS                              74,711         2,215,636       2,290,347          469,965
Windsor Place Apts.
  Wedowee, AL                               40,161           915,531         955,692          157,768
Brookwood Apts.
  Foley, AL                                 68,836         1,571,098       1,639,934          276,856
Heflin Hills Apts.
  Heflin, AL                                50,161           848,561         898,722          155,272
Shadowood Apts.
  Stevenson, AL                             27,161           902,812         929,973          161,525
Brittany Associates
  DeKalb, MS                                20,161           851,572         871,733          159,334
Hidden Valley Apts.
  Brewton, AL                               68,161         1,681,762       1,749,923          288,334
Westbrook Square L.P.
  Carthage, MS                              40,161         1,266,711       1,306,872          229,571
Warsaw Elderly Housing Ltd.
  Warsaw, KY                                98,980         1,338,369       1,437,349          223,093
West Hill Square Apts. Ltd.
  Gordo, AL                                 60,161           961,228       1,021,389          174,832
Elmwood Assoc.
  Picayune, MS                              81,661           836,834         918,495          136,690
Harmony Gate Assoc.
  Los Angeles, CA                              161         9,785,136       9,785,297        1,990,566
                                        ----------      ------------    ------------      -----------

                                        $5,720,520      $136,480,952    $142,201,472      $34,548,717
                                        ==========      ============    ============      ===========


                                                               Life on which
                                                              Depreciation in
                                  Year of                      Latest Income
                                Construction/      Date        Statements are
Description (4) (6)              Renovation      Acquired      Computed(C)(D)
-------------------              -----------    ----------     --------------
Eagle Ridge
  Stoughton, WI                    1991         May 1991          27.5
Nelson Anderson
  Bronx, NY                        1991         June 1991         27.5
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY                  1991         Sept. 1991        27.5
Wilson Street Apts.
  (Middletown)
  Middletown, PA                   1991         Sept. 1991        27.5
Lauderdale Lakes
  Lauderdale Lakes, FL             1991         Oct. 1991         40
Flipper Temple
  Atlanta, GA                      1991         Oct. 1991         27.5
220 Cooper Street
  Camden, NJ                       1991         Dec. 1991         27.5
Vendome
  Brooklyn, NY                     1991         Dec. 1991         20
Pecan Creek
  Tulsa, OK                        1991         Dec. 1991         27.5
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL                  1991         Dec. 1991         27.5
Pine Shadow Apts.
  Waveland, MS                     1991         Dec. 1991         27.5
Windsor Place Apts.
  Wedowee, AL                      1991         Dec. 1991         27.5
Brookwood Apts.
  Foley, AL                        1991         Dec. 1991         27.5
Heflin Hills Apts.
  Heflin, AL                       1991         Dec. 1991         27.5
Shadowood Apts.
  Stevenson, AL                    1991         Dec. 1991         27.5
Brittany Associates
  DeKalb, MS                       1990         Dec. 1991         27.5
Hidden Valley Apts.
  Brewton, AL                      1991         Dec. 1991         27.5
Westbrook Square L.P.
  Carthage, MS                     1990         Dec. 1991         27.5
Warsaw Elderly Housing Ltd.
  Warsaw, KY                       1991         Dec. 1991         27.5
West Hill Square Apts. Ltd.
  Gordo, AL                        1991         Dec. 1991         27.5
Elmwood Assoc.
  Picayune, MS                     1991         Dec. 1991         27.5
Harmony Gate Assoc.
  Los Angeles, CA                  1992         Jan. 1992         27.5


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

(E)   Reconciliation of Real Estate owned:

                                          Cost of Property and Equipment                         Accumulated Depreciation
                                    -------------------------------------------         -----------------------------------------
                                                                         Year Ended March 31,
                                    ---------------------------------------------------------------------------------------------
                                         1998             1997            1996               1998            1997         1996
                                    ---------------  --------------  ----------------   -------------   -------------  ----------
Balance at beginning of year        $142,937,104     $142,502,912    $142,286,691        $29,490,168     $24,353,844   $19,106,631
Additions during year:
   Improvements                          364,368          434,192         216,221
   Depreciation expense                                                                    5,058,549       5,136,324     5,247,213
   Loss on impairment of asset        (1,100,000)               0               0
                                    ------------     ------------    ------------        -----------     -----------   -----------

Balance at close of year            $142,201,472     $142,937,104    $142,502,912        $34,548,717     $29,490,168   $24,353,844
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