Form 10-Q
period 1998-06-30
FREEDOM TAX CREDIT PLUS LP
filed 1998-08-05
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24652


                          FREEDOM TAX CREDIT PLUS L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3533987
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                   10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212)421-5333


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                         PART I - Financial Information

Item 1.  Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           Consolidated Balance Sheets

                                                  ============     ============
                                                    June 15,         March 15,
                                                      1998             1998
                                                  ------------     ------------
                                                   (Unaudited)
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $35,820,737 and $34,548,717,
  respectively)                                   $106,425,001     $107,652,755
Cash and cash equivalents                            1,369,519        1,656,414
Investment in marketable securities                    155,657          154,184
Cash held in escrow                                  4,140,568        3,875,424
Deferred costs (net of accumulated
  amortization of $1,368,046
  and $1,323,459, respectively)                      2,040,545        2,085,132
Other assets                                         1,138,031          915,131
                                                  ------------     ------------
  Total Assets                                    $115,269,321     $116,339,040
                                                  ============     ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                          $ 70,953,575     $ 71,068,616
  Accounts payable and other
   liabilities                                       2,980,358        2,820,787
  Due to local general partners and
   affiliates                                        3,159,593        3,259,448
  Due to general partners and affiliates             2,603,527        2,399,496
                                                  ------------     ------------
  Total Liabilities                                 79,697,053       79,548,347
                                                  ------------     ------------
  Minority interests                                 7,629,109        7,657,057
                                                  ------------     ------------
Partners' Capital:
  Limited partners (72,896 BACs
   issued and outstanding)                          28,333,648       29,513,678
  General partners                                    (401,322)        (389,402)
Accumulated other comprehensive
income
  Unrealized gain on marketable
   securities                                           10,833            9,360
                                                  ------------     ------------
Total Partners' Capital                             27,943,159       29,133,636
                                                  ------------     ------------
Total Liabilities and Partners'
  Capital                                         $115,269,321     $116,339,040
                                                  ============     ============

          See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  =============================
                                                        Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      1998              1997
                                                  -----------------------------
Revenues
  Rental income                                   $ 3,114,908       $ 3,047,493
  Other                                               324,977           313,940
                                                  -----------       -----------
                                                    3,439,885         3,361,433
                                                  -----------       -----------
Expenses
  General and administrative                          588,210           567,896
  General and administrative-
   related parties (Note 2)                           367,867           380,479
  Operating and other                                 330,968           338,643
  Repairs and maintenance                             482,080           453,658
  Real estate taxes                                   236,622           232,552
  Insurance                                           105,084           112,913
  Financial, principally interest                   1,217,902         1,229,866
  Depreciation and amortization                     1,316,607         1,335,262
                                                  -----------       -----------
                                                    4,645,340         4,651,269
                                                  -----------       -----------

Loss before minority interest                      (1,205,455)       (1,289,836)

Minority interest in loss of
  subsidiary partnerships                              13,505            14,498
                                                  -----------       -----------

Net loss                                          $(1,191,950)      $(1,275,338)
                                                  ===========       ===========

Net loss - limited partners                       $(1,180,031)      $(1,262,585)
                                                  ===========       ===========

Number of BACs outstanding                             72,896            72,896
                                                  ===========       ===========

Basic net loss per BAC                            $    (16.19)      $    (17.32)
                                                  ===========       ===========

          See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                                                         Net
                                                                      Unrealized
                                                                       Gain on
                                            Limited        General    Marketable
                             Total          Partners       Partners   Securities
                          -----------     -----------     ---------    -------
Partners' capital-
 April 1, 1998            $29,133,636     $29,513,678     $(389,402)   $ 9,360

Net loss                   (1,191,950)     (1,180,030)      (11,920)         0

Change in net
 unrealized gain
 on marketable
 securities                     1,473               0             0      1,473
                          -----------     -----------     ---------    -------

Partners' capital-
 June 30, 1998            $27,943,159     $28,333,648     $(401,322)   $10,833
                          ===========     ===========     =========    =======

          See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   ============================
                                                         Three Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       1998             1997
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $(1,191,950)     $(1,275,338)
                                                   -----------      -----------

Adjustments to reconcile net loss
  to net cash used in
  operating activities:

  Depreciation and amortization                      1,316,607        1,335,262
  Minority interest in loss of
   subsidiaries                                        (13,505)         (14,498)
  Increase in other assets                            (222,900)         (95,693)
  Increase (decrease) in accounts payable
   and other liabilities                               159,571         (278,027)
  Increase in cash held in escrow                     (265,144)        (171,413)
  Increase in due to general partners
   and affiliates                                      204,031          181,683
  Increase in due to local general
   partners and affiliates                               4,743            2,501
  Decrease in due to local general
   partners and affiliates                            (104,598)        (105,738)
                                                   -----------      -----------

  Net cash used in
   operating activities                               (113,145)        (421,261)
                                                   -----------      -----------

Cash flows from investing activities:

  Acquisition of property and
   equipment                                           (44,266)         (64,231)
  Increase in marketable securities                          0          (39,964)
                                                   -----------      -----------

  Net cash used in investing
   activities                                          (44,266)        (104,195)
                                                   -----------      -----------

          See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                   ===========================
                                                       Three Months Ended
                                                             June 30,
                                                   ---------------------------
                                                      1998             1997
                                                   ---------------------------
Cash flows from financing activities:

  Repayments of mortgage notes                       (115,041)        (136,855)
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest                  (14,443)          (9,699)
                                                   ----------       ----------

  Net cash used in financing
   activities                                        (129,484)        (146,554)
                                                   ----------       ----------

Net decrease in cash and cash
  equivalents                                        (286,895)        (672,010)

Cash and cash equivalents at
  beginning of period                               1,656,414        1,925,081
                                                   ----------       ----------

Cash and cash equivalents at
  end of period                                    $1,369,519       $1,253,071
                                                   ==========       ==========

          See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and 42 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30, in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $14,000 for both the three months ended June 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the general partners of the Partnership, the accompanying unaudited financial statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1998 and the results of operations and cash flows for the three months ended June 30, 1998 and 1997. However, the operating results for the three months ended June 30, 1998 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The Partnership adopted SFAS No. 130, Reporting Comprehensive Income on April 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income (loss) for the three months ended June 30, 1998 and 1997 was $1,473 and $(2,675), respectively.

The Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. The Partnership operates in one

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

segment, investments in limited partnerships which own residential complexes that are eligible for low income housing tax credits.

Note 2 - Related Party Transactions

The costs incurred to related parties for the three months ended June 30, 1998 and 1997 were as follows:

                                                       =========================
                                                           Three Months Ended
                                                                June 30,
                                                       -------------------------
                                                         1998             1997
                                                       -------------------------
Partnership management fees (a)                        $169,000         $169,000
Expense reimbursement (b)                                44,000           57,563
Property management fees (c)                            142,867          136,916
Local administrative fee (d)                             12,000           17,000
                                                       --------         --------

                                                       $367,867         $380,479
                                                       ========         ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $2,371,000 and $2,202,000 were accrued and unpaid as of June 30, 1998 and March 31, 1998, respectively. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

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

(c) Property management fees incurred by subsidiary partnerships amounted to $216,433 and $218,738 for the three months ended June 30, 1998 and 1997, respectively. Of these fees $142,867 and $136,916, respectively, were incurred to affiliates of the subsidiary partnership for the three months ended June 30, 1998 and 1997, respectively.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships is entitled to receive an annual local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to the disclosure regarding the subsidiary partnership which was included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's sources of funds during the three months ended June 30, 1998, include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.

A working capital reserve of approximately $373,000 remains as of June 30, 1998.

During the three months ended June 30, 1998 and 1997, the distributions received from the Local Partnerships approximated $14,000 and $3,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph will be used to meet the operating expenses of the Partnership.

During the three months ended June 30, 1998, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $287,000 primarily due to cash used in operating activities ($113,000), acquisitions of property and equipment ($44,000) and repayments of mortgage loans ($115,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($1,317,000).

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

Results of Operations

The results of operations for the three months ended June 30, 1998 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 1998 as compared to the corresponding period in 1997, primarily due to rental rate increases.

Total expenses remained fairly consistent with a decrease of less than 1% for the three months ended June 30, 1998 as compared to the corresponding period in 1997.

Accounting Standards Issued but not yet Adopted
-----------------------------------------------

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to have any impact on the financial position or results of operations of the Partnership.

Year 2000 Compliance
--------------------

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

Quantitative and Qualitative Disclosures about Market Risk.
-----------------------------------------------------------

Not applicable for fiscal year 1999

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

Date: August 4, 1998

                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes, Vice President
                                                  (Principal Financial Officer)

Date: August 4, 1998

                                              By: /s/ Glenn F. Hopps
                                                  ------------------
                                                  Glenn F. Hopps, Treasurer
                                                  (Principal Accounting Officer)

                                          and

                                          By: FREEDOM GP INC.,
                                              a General Partner

Date: August 4, 1998

                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes, Vice President
                                                  (Principal Financial Officer)

Date: August 4, 1998

                                              By: /s/ Glenn F. Hopps
                                                  ------------------
                                                  Glenn F. Hopps, Treasurer
                                                  (Principal Accounting Officer)