Form 10-Q
period 1998-09-30
FREEDOM TAX CREDIT PLUS LP
filed 1998-11-13
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934




For the quarterly period ended September 30, 1998

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

                                                 ============      ============
                                                 September 30,       March 31,
                                                     1998              1998
                                                 ------------      ------------
                                                  (Unaudited)
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $37,072,919 and $34,548,717,
  respectively)                                  $105,256,720      $107,652,755
Cash and cash equivalents                           1,217,724         1,656,414
Investment in marketable securities                   157,673           154,184
Cash held in escrow                                 4,463,006         3,875,424
Deferred costs (net of accumulated
  amortization of $1,412,528
  and $1,323,459, respectively)                     1,996,063         2,085,132
Other assets                                        1,216,698           915,131
                                                 ------------      ------------
  Total Assets                                   $114,307,884      $116,339,040
                                                 ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                         $ 70,749,027      $ 71,068,616
  Accounts payable and other
   liabilities                                      3,265,179         2,820,787
  Due to local general partners and
   affiliates                                       3,163,967         3,259,448
  Due to general partners and affiliates            2,791,592         2,399,496
                                                 ------------      ------------
  Total Liabilities                                79,969,765        79,548,347
                                                 ------------      ------------
  Minority interests                                7,604,209         7,657,057
                                                 ------------      ------------
Partners' Capital:
  Limited partners (72,896 BACs
   issued and outstanding)                         27,134,495        29,513,678
  General partners                                   (413,434)         (389,402)
Accumulated other comprehensive
  income
  Unrealized gain on marketable
   securities                                          12,849             9,360
                                                 ------------      ------------
Total Partners' Capital                            26,733,910        29,133,636
                                                 ------------      ------------
Total Liabilities and Partners'
  Capital                                        $114,307,884      $116,339,040
                                                 ============      ============

          See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ==========================    ==========================
                           Three Months Ended             Six Months Ended
                              September 30,                 September 30,
                       --------------------------    --------------------------
                          1998           1997           1998            1997
                       --------------------------    --------------------------
Revenues
  Rental income        $ 3,141,224    $ 3,012,960    $ 6,256,132    $ 6,060,453
  Other                    360,135        349,677        685,112        663,617
                       -----------    -----------    -----------    -----------
                         3,501,359      3,362,637      6,941,244      6,724,070
                       -----------    -----------    -----------    -----------
Expenses
  General and
   administrative          549,814        517,049      1,138,024      1,084,945
  General and
   administrative-
   related parties
   (Note 2)                423,665        369,927        791,532        750,406
  Operating and
   other                   324,893        328,193        655,861        666,836
  Repairs and
   maintenance             554,020        526,570      1,036,100        980,228
  Real estate taxes        235,818        216,925        472,440        449,477
  Insurance                117,435        109,186        222,519        222,099
  Financial,
   principally
   interest              1,223,008      1,207,778      2,440,910      2,437,644
  Depreciation and
   amortization          1,296,664      1,339,165      2,613,271      2,674,427
                       -----------    -----------    -----------    -----------
                         4,725,317      4,614,793      9,370,657      9,266,062
                       -----------    -----------    -----------    -----------

Loss before minority
  interest              (1,223,958)    (1,252,156)    (2,429,413)    (2,541,992)

Minority interest in
  loss of subsidiary
  partnerships              12,693         13,934         26,198         28,432
                       -----------    -----------    -----------    -----------

Net loss               $(1,211,265)   $(1,238,222)   $(2,403,215)   $(2,513,560)
                       ===========    ===========    ===========    ===========

Net loss - limited
  partners             $(1,199,152)   $(1,225,839)   $(2,379,183)   $(2,488,424)
                       ===========    ===========    ===========    ===========

Number of BACs
  outstanding               72,896         72,896         72,896         72,896
                       ===========    ===========    ===========    ===========

Basic net loss
  per BAC              $    (16.45)   $    (16.82)   $    (32.64)   $    (34.14)
                       ===========    ===========    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                                                          Net
                                                                      Unrealized
                                                                        Gain on
                                            Limited       General     Marketable
                              Total         Partners      Partners    Securities
                           -----------    -----------    ---------    ---------

Partners' capital-
 April 1, 1998             $29,133,636    $29,513,678    $(389,402)     $ 9,360

Net loss                    (2,403,215)    (2,379,183)     (24,032)           0

Change in net
 unrealized gain
 on marketable
 securities                      3,489              0            0        3,489
                           -----------    -----------    ---------      -------

Partners' capital-
 September 30, 1998        $26,733,910    $27,134,495    $(413,434)     $12,849
                           ===========    ===========    =========      =======

          See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   ============================
                                                         Six Months Ended
                                                           September 30,
                                                   ----------------------------
                                                      1998             1997
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $(2,403,215)     $(2,513,560)
                                                   -----------      -----------

Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization                      2,613,271        2,674,427
  Minority interest in loss of
   subsidiaries                                        (26,198)         (28,432)
  Increase in other assets                            (301,567)        (218,281)
  Increase in accounts payable
   and other liabilities                               444,392          303,396
  Increase in cash held in escrow                     (587,582)        (390,929)
  Increase in due to general partners
   and affiliates                                      392,096          335,229
  Increase in due to local general
   partners and affiliates                               5,987           11,568
  Decrease in due to local general
   partners and affiliates                            (101,468)        (174,859)
                                                   -----------      -----------

  Net cash provided by (used in)
   operating activities                                 35,716           (1,441)
                                                   -----------      -----------

Cash flows from investing activities:

  Acquisition of property and
   equipment                                          (128,167)         (92,221)
  Increase in marketable securities                          0          (39,963)
                                                   -----------      -----------

  Net cash used in investing
   activities                                         (128,167)        (132,184)
                                                   -----------      -----------

          See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                   ============================
                                                         Six Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       1998             1997
                                                   ----------------------------
Cash flows from financing activities:

  Repayments of mortgage notes                       (319,589)       (292,417)
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest                  (26,650)         (9,699)
                                                   ----------      ----------

  Net cash used in financing
   activities                                        (346,239)       (302,116)
                                                   ----------      ----------

Net decrease in cash and cash
  equivalents                                        (438,690)       (435,741)

Cash and cash equivalents at
  beginning of period                               1,656,414       1,925,081
                                                   ----------      ----------

Cash and cash equivalents at
  end of period                                    $1,217,724      $1,489,340
                                                   ==========      ==========

          See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30, in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $13,000 and $14,000 and $26,000 and $28,000 for the three and six months ended September 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and cash flows for the six months ended September 30, 1998 and 1997. However, the operating results for the six months ended September 30, 1998 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The Partnership adopted SFAS No. 130, Reporting Comprehensive Income on April 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive loss for the three and six months ended September 30, 1998 and 1997 was $1,209,249 and $1,234,707 and $2,399,726 and $2,512,720,
respectively.

The Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial state-

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


ments are segment profit or loss, certain specific revenue and expense items, and segment assets. The Partnership operates in one segment, investments in limited partnerships which own residential complexes that are eligible for low income housing tax credits.

Note 2 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 30, 1998 and 1997 were as follows:

                                     Three Months Ended       Six Months Ended
                                        September 30,           September 30,
                                    --------------------    --------------------
                                      1998        1997        1998        1997
                                    --------------------    --------------------
Partnership manage-
  ment fees (a)                     $169,000    $169,000    $338,000    $338,000
Expense reimburse-
  ment (b)                            62,206      20,589     106,206      78,152
Local administra-
  tive fee (d)                        12,000      17,000      24,000      34,000
                                    --------    --------    --------    --------
                                     243,206     206,589     468,206     450,152
                                    --------    --------    --------    --------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)               180,459     163,338     323,326     300,254
                                    --------    --------    --------    --------
Total general and
  administrative-
  related parties                   $423,665    $369,927    $791,532    $750,406
                                    ========    ========    ========    ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $2,490,000 and $2,202,000 were accrued and unpaid as of September 30, 1998 and March 31, 1998, respectively. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $241,873 and $213,391 and $458,306 and $432,129 for the three and six months ended September 30, 1998 and 1997, respectively. Of these fees $180,459 and $163,338 and $323,326 and $300,254, respectively, were incurred to affiliates of the subsidiary partnerships for the three and six months ended September 30, 1998 and 1997, respectively.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships is entitled to receive an annual local administrative fee of up to $2,500 per year from each subsidiary partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's sources of funds during the six months ended September 30, 1998, include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.

A working capital reserve of approximately $278,000 remains as of September 30, 1998.

During the six months ended September 30, 1998 and 1997, the distributions received from the Local Partnerships approximated $14,000 and $11,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership. Partnership management fees owed to the General Partners amounting to approximately $2,490,000 and $2,202,000 were accrued and unpaid as of September 30, 1998 and March 31, 1998, respectively. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

During the six months ended September 30, 1998, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $439,000 due to acquisitions of property and equipment ($128,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($27,000), and repayments of mortgage loans ($320,000) which exceeded cash provided by operating activities ($36,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,613,000).

Management has been in contact with all the Local Partnerships in the southeast region and does not anticipate any significant increases to repairs and maintenance due to the effect of Hurricane Georges on the portfolio.

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

Results of Operations

The results of operations for the three and six months ended September 30, 1998 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 4% and 3% for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997, primarily due to rental rate increases.

Total expenses excluding general and administrative related parties remained fairly consistent with increases of approximately 1% for both the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997.

General and administrative-related parties expense increased approximately $54,000 and $41,000 for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to an increase in expense reimbursements payable to the General Partners and an increase in property management fees at one Local Partnership.

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

Year 2000 Compliance
--------------------

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partners recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the General Partners have incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Partnership. In regard to third parties, the Partnership's General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partners plan to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

Quantitative and Qualitative Disclosures about Market Risk.
-----------------------------------------------------------

Not applicable for fiscal year ended March 31, 1999

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


                          FREEDOM TAX CREDIT PLUS L.P.
                                  (Registrant)

                                           By: RELATED FREEDOM ASSOCIATES L.P.,
                                               a General Partner

                                           By: RELATED FREEDOM ASSOCIATES INC.,
                                               General Partner

Date: November 13, 1998

                                               By:/s/ Alan P. Hirmes
                                                  Alan P. Hirmes, Vice President
                                                  ------------------------------
                                                  (Principal Financial Officer)

Date: November 13, 1998

                                               By:/s/ Glenn F. Hopps
                                                  ------------------------------
                                                  Glenn F. Hopps, Treasurer
                                                  (Principal Accounting Officer)

                                           and

                                           By: FREEDOM GP INC.,
                                               a General Partner

Date: November 13, 1998

                                               By:/s/ Alan P. Hirmes
                                                  ------------------------------
                                                  Alan P. Hirmes, Vice President
                                                  (Principal Financial Officer)

Date: November 13, 1998

                                               By:/s/ Glenn F. Hopps
                                                  ------------------------------
                                                  Glenn F. Hopps, Treasurer
                                                  (Principal Accounting Officer)