Form 10-Q
period 1998-12-31
FREEDOM TAX CREDIT PLUS LP
filed 1999-02-01
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


                         Commission File Number 0-24652


                          FREEDOM TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)


            Delaware                                       13-3533987
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                              10022
----------------------------------------                         ----------
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
                           Consolidated Balance Sheets

                                               ============      =============
                                               December 31,        March 31,
                                                  1998                1998
                                               -----------       -------------
                                               (Unaudited)
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $38,326,161 and $34,548,717,
  respectively)                                 $104,116,665      $107,652,755
Cash and cash equivalents                          1,191,603         1,656,414
Investment in marketable securities                  154,106           154,184
Cash held in escrow                                4,583,033         3,875,424
Deferred costs (net of accumulated
  amortization of $1,457,805
  and $1,323,459, respectively)                    1,950,786         2,085,132
Other assets                                       1,345,409           915,131
                                                ------------      ------------
Total Assets                                    $113,341,602      $116,339,040
                                                ============      ============



                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           Consolidated Balance Sheets
                                   (continued)

                                               ============      =============
                                               December 31,        March 31,
                                                  1998                1998
                                               -----------       -------------
                                               (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Mortgage notes payable                          $ 70,582,714      $ 71,068,616
Accounts payable and other
  liabilities                                      3,721,838         2,820,787
Due to local general partners and
  affiliates                                       3,121,180         3,259,448
Due to general partners and affiliates             2,925,413         2,399,496
                                                ------------      ------------
Total Liabilities                                 80,351,145        79,548,347
                                                ------------      ------------
Minority interests                                 7,596,587         7,657,057
                                                ------------      ------------
Partners' Capital:
Limited partners (72,896 BACs
  issued and outstanding)                         25,811,387        29,513,678
General partners                                    (426,799)         (389,402)
Accumulated other comprehensive
  income:
Unrealized gain on marketable
  securities                                           9,282             9,360
                                                ------------      ------------
Total Partners' Capital                           25,393,870        29,133,636
                                                ------------      ------------
Total Liabilities and Partners'
  Capital                                       $113,341,602      $116,339,040
                                                ============      ============

See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Operations
                                   (Unaudited)
                       =========================    ==========================
                          Three Months Ended             Nine Months Ended
                              December 31,                  December 31,
                       -------------------------    --------------------------
                           1998          1997           1998          1997
                       -------------------------    --------------------------
Revenues
Rental income         $ 3,079,076    $ 3,067,935    $ 9,335,208    $ 9,128,388
Other                     350,854        331,391      1,035,966        995,008
                      -----------    -----------   ------------   ------------
                        3,429,930      3,399,326     10,371,174     10,123,396
                      -----------    -----------   ------------   ------------
Expenses
General and
  administrative          567,993        484,733      1,706,017      1,569,678
General and
  administrative-
  related parties
  (Note 2)                367,202        380,635      1,158,734      1,131,041
Operating and
  other                   318,197        297,477        974,058        964,313
Repairs and
  maintenance             668,863        540,135      1,704,963      1,520,363
Real estate taxes         228,033        229,949        700,473        679,426
Insurance                 106,708        103,118        329,227        325,217
Financial               1,225,251      1,235,825      3,666,161      3,673,469
Depreciation and
  amortization          1,298,519      1,302,814      3,911,790      3,977,241
                      -----------    -----------   ------------   ------------
                        4,780,766      4,574,686     14,151,423     13,840,748
                      -----------    -----------   ------------   ------------

Loss before minority
  interest             (1,350,836)    (1,175,360)    (3,780,249)    (3,717,352)

Minority interest in
  loss of subsidiary
  partnerships             14,363         12,748         40,561         41,180
                      -----------    -----------   ------------   ------------

Net loss              $(1,336,473)   $(1,162,612)   $(3,739,688)   $(3,676,172)
                      ===========    ===========    ===========    ===========

Net loss - limited
  partners            $(1,323,108)   $(1,150,986)   $(3,702,291)   $(3,639,410)
                      ===========    ===========    ===========    ===========

Number of BACs
  outstanding              72,896         72,896         72,896         72,896
                      ===========    ===========    ===========    ===========

Basic net loss
  per BAC             $    (18.15)   $    (15.79)   $    (50.79)   $    (49.93)
                      ===========    ===========    ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                                                             Net
                                                                      Unrealized
                                                                            Gain
                                                                      (Loss) on
                                         Limited        General       Marketable
                             Total       Partners       Partners      Securities
                             -----       --------       --------      ----------

Partners' capital-
  April 1, 1998          $29,133,636      $29,513,678    $(389,402)      $ 9,360

Net loss                  (3,739,688)      (3,702,291)     (37,397)            0

Change in net
  unrealized gain
  on marketable
  securities                     (78)               0            0           (78)
                         -----------      -----------    ---------       --------

Partners' capital-
  December 31,
  1998                   $25,393,870      $25,811,387    $(426,799)      $ 9,282
                         ===========      ===========    =========       =======

See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                ================================
                                                        Nine Months Ended
                                                           December 31,
                                                --------------------------------
                                                     1998              1997
                                                --------------------------------
Cash flows from operating activities:

Net loss                                         $(3,739,688)      $(3,676,172)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization                      3,911,790         3,977,241
Minority interest in loss of
  subsidiaries                                       (40,561)          (41,180)
Increase in other assets                            (430,278)          (76,254)
Increase in accounts payable
  and other liabilities                              901,051           520,127
Increase in cash held in escrow                     (707,609)         (478,678)
Increase in due to general partners
  and affiliates                                     525,917           500,307
Increase in due to local general
  partners and affiliates                              8,489            18,024
Decrease in due to local general
  partners and affiliates                           (146,757)         (175,436)
                                                 -----------       -----------

Net cash provided by
  operating activities                               282,354           567,979
                                                 -----------       -----------

Cash flows from investing activities:

Acquisition of property and
  equipment                                         (241,354)         (214,302)
Increase in marketable securities                          0           (39,964)
                                                 -----------       -----------

Net cash used in investing
  activities                                        (241,354)         (254,266)
                                                 -----------       -----------


                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      Consolidated Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                ================================
                                                        Nine Months Ended
                                                           December 31,
                                                --------------------------------
                                                     1998              1997
                                                --------------------------------
Cash flows from financing activities:

Repayments of mortgage notes                        (485,902)         (441,248)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                  (19,909)          (21,342)
                                                 -----------       -----------

Net cash used in financing
  activities                                        (505,811)         (462,590)
                                                 -----------       -----------

Net decrease in cash and cash
  equivalents                                       (464,811)         (148,877)

Cash and cash equivalents at
  beginning of period                              1,656,414         1,925,081
                                                 -----------       -----------

Cash and cash equivalents at
  end of period                                  $ 1,191,603       $ 1,776,204
                                                 ===========       ===========

See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)

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

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31, in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $14,000 and $13,000 and $41,000 and $41,000 for the three and nine months ended December 31, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)

justments) necessary to present fairly the financial position of the Partnership as of December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and cash flows for the nine months ended December 31, 1998 and 1997. However, the operating results for the nine months ended December 31, 1998 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The Partnership adopted SFAS No. 130, Reporting Comprehensive Income on April 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive loss for the three and nine months ended December 31, 1998 and 1997 was $1,340,040 and $1,161,847 and $3,739,766 and $3,674,567,
respectively.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)

segment, investments in limited partnerships which own residential complexes that are eligible for low income housing tax credits.

Note 2 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended
December 31, 1998 and 1997 were as follows:

                           Three Months Ended              Nine Months Ended
                              December 31,                    December 31,
                        -------------------------------------------------------
                           1998           1997           1998           1997
                        -------------------------------------------------------
Partnership manage-
  ment fees (a)          $169,000       $169,000     $  507,000     $  507,000
Expense reimburse-
  ment (b)                 30,500         41,500        136,706        119,652
Local administra-
  tive fee (d)             12,000         17,000         36,000         51,000
                         --------       --------     ----------     ----------
Total general and
  administrative-
  General Partners        211,500        227,500        679,706        677,652
                         --------       --------     ----------     ----------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)    155,702        153,135        479,028        453,389
                         --------       --------     ----------     ----------
Total general and
  administrative-
  related parties        $367,202       $380,635     $1,158,734     $1,131,041
                         ========       ========     ==========     ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)

not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $2,659,000 and $2,202,000 were accrued and unpaid as of December 31, 1998 and March 31, 1998, respectively. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $236,216 and $225,246 and $694,522 and $657,375 for the three and nine months ended December 31, 1998 and 1997, respectively. Of these fees $155,702 and $153,135 and $479,028 and $453,389, respectively, were incurred to affiliates of the subsidiary partnerships general partners for the three and nine months ended December 31, 1998 and 1997, respectively.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships is entitled to receive an annual local administrative fee of up to $2,500 per year from each subsidiary partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's sources of funds during the nine months ended December 31, 1998, include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.

A working capital reserve of approximately $184,000 remains as of December 31, 1998.

During the nine months ended December 31, 1998 and 1997, the distributions received from the Local Partnerships approximated $15,000 and $12,000 , respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership. Partnership management fees owed to the General Partners amounting to approximately $2,659,000 and $2,202,000 were accrued and unpaid as of December 31, 1998 and March 31, 1998, respectively. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

During the nine months ended December 31, 1998, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $465,000 due to acquisitions of property and equipment ($241,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($20,000) and repayments of mortgage loans ($486,000) which exceeded cash provided by operating activities ($282,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,912,000).

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

Results of Operations

The results of operations for the three and nine months ended December 31, 1998 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of less than 1% and approximately 2% for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997, primarily due to rental rate increases.

Total expenses excluding general and administrative and repairs and maintenance remained fairly consistent with decreases of less than 1% for both the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997.

General and administrative expense increased approximately $83,000 for the three months ended December 31, 1998 as compared to the corresponding period in 1997 primarily due to an incentive management fee paid at one Local Partnership, an increase in salaries and advertising at a second Local Partnership, as well as small increases at a third and fourth Local Partnership.

Repairs and maintenance expense increased approximately $129,000 and $185,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 primarily due to an increase in landscaping and repair contracts at one Local Partnership, exterior painting of the building and roof and carpet repairs at a second Local Partnership, as well as small increases in four other Local Partnerships.

Accounting Standards Issued but not yet Adopted

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

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partners recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The costs incurred by the General Partners are not being charged to the Partnership. In regard to third parties, the Partnership's General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness was sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partners plan to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

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

Date: January 27, 1999

                          By: /s/ Alan P. Hirmes
                             -------------------------------
                              Alan P. Hirmes, Vice President
                              (Principal Financial Officer)

Date: January 27, 1999

                          By: /s/ Glenn F. Hopps
                             -------------------------------
                              Glenn F. Hopps, Treasurer
                              (Principal Accounting Officer)

                      and

                      By: FREEDOM GP INC.,
                          a General Partner

Date: January 27, 1999

                          By: /s/ Alan P. Hirmes
                             -------------------------------
                              Alan P. Hirmes, Vice President
                              (Principal Financial Officer)

Date: January 27, 1999

                          By: /s/ Glenn F. Hopps
                             -------------------------------
                              Glenn F. Hopps, Treasurer
                              (Principal Accounting Officer)