Form 10-K
period 1999-03-31
FREEDOM TAX CREDIT PLUS LP
filed 1999-06-18
CIK 854926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999
OR

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No  ____

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
	None

Index to exhibits may be found on page 108

PART I

Item 1.  Business.

General

Freedom Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on August 28, 1989. The General Partners of the Partnership are Related Freedom Associates L.P., a Delaware limited partnership (the " Related General Partner"), and Freedom GP Inc., a Delaware corporation (the "Freedom General Partner" and together with the Related General Partner, the "General Partners"). The general part-ner of the Related General Partner is Related Freedom Associates Inc., a Delaware corporation. The General Partners are both affiliates of Related Capital Company. On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Freedom General Partner. Prior to such purchase the Freedom General Partner was an affiliate of Lehman Brothers.

On February 9, 1990, the Partnership commenced a public offering (the "Offer-ing") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership In-terests"), pursuant to a prospectus dated February 9, 1990, as supplemented by supplements thereto dated December 7, 1990, May 10, 1991, July 10, 1991 and July 23, 1991 (as so supplemented, the "Prospectus").

The Partnership received $72,896,000 of the gross proceeds of the Offering from 4,780 investors, and the Offering was terminated on August 8, 1991. (See Item 8, "Financial Statements and Supplementary Data", Note 1 of Notes to Consolidated Financial Statements.)

Investment Objectives

The Partnership was formed to invest as a limited partner in other limited partnerships ("Local Partnerships"), each of which owns one or more leveraged low-income multi-family residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Hous-ing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, the "Tax Credits"). The Partner-ship's investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership. As of March 31, 1999, the Partnership had acquired interests in forty-two Local Partnerships. As of March 31, 1999, approximately $58,000,000 of net proceeds had been invested in such Local Partnerships, representing all of the Partnership's net pro-ceeds available for investment. Subsequent to March 31, 1999 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, Properties, below.

The investment objectives of the Partnership are described below.

1. Entitle qualified BACs holders to Housing Tax Credits over the Credit Pe-riod (as defined below) with respect to each Apartment Complex.

2.  Preserve and protect the Partnership's capital.

3. Participate in any capital appreciation in the value of the Properties and provide distributions of sale or refinancing Proceeds upon the disposi-tion of the Properties.

4. Allocate passive losses to individual BACs holders to offset passive in-come that they may realize from rental real estate investments and other pas-sive activities, and allocate passive losses to corporate BACs holders to offset business income.

One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of invest-ment or, if later, the date the Property is leased to qualified tenants; re-ferred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has an interest has been allocated by the relevant state credit agency the authority to recognize Housing Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restric-tion, minimum set-aside and other requirements for recognition of the Housing Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Housing Tax Credits, it may lose such eligibil-ity and suffer an event of "recapture" if its Property fails to remain in compliance with the Housing Tax Credit requirements. None of the Local Part-nerships in which the Partnership has acquired an interest has suffered an event of recapture.

The Partnership continues to meet its primary objective of generating Housing Tax Credits. However, there can be no assurance that the Partnership will continue to achieve any or all of its investment objectives.

Competition
The real estate business is highly competitive and substantially all of the properties acquired are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partner-ships may, in the future, be formed by the General Partners and/or their af-filiates to engage in businesses which may compete with the Partnership.

Employees
The Partnership does not have any direct employees. All services are per-formed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Part-nership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

The Partnership holds a 99%, 98.99% and 98% limited partnership interest in nine, ten and twenty-three Local Partnerships, respectively. Set forth below is a schedule of these Local Partnerships including certain information con-cerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, includ-ing any encumbrances affecting the Properties, may be found in Item 14 (a) 2;
Schedule III.
Local Partnership Schedule

Name and Location                 % of Units Occupied  at  May 1,
(Number of Units)  Date Acquired  1999  1998  1997  1996  1995

Parkside Townhomes
York, PA (53)  September 1990  100%  98%  91%  98%  100%

Twin Trees
Layton, UT (43)  October 1990  100%  93%  100%  100%  100%

Bennion (Mulberry)
Taylorsville, UT (80)  October 1990  98%  99%  99%  100%  100%

Hunters Chase
Madison, AL (91)  October 1990  95%  94%  97%  97%  83%

Wilshire Park
Huntsville, AL (65)  October 1990  89%  95%  92%  92%  89%

Bethel Park
Bethel, OH (84)  October 1990  88%  86%  95%  93%  96%

Zebulon Park
Owensville, OH (66)  October 1990  85%  89%  88%  97%  92%

Tivoli Place
Murphreesboro, TN (61)  October 1990  98%  98%  97%  100%  100%

Northwood (Hartwood)
Jacksonville, FL (110)  October 1990  97%  100%  100%  100%  99%

Oxford Trace
Aiken, SC (29)  October 1990  97%  90%  100%  100%  100%

Ivanhoe Apts.
Salt Lake City, UT (19)  January 1991  100%  89%  84%  100%  100%

Washington Brooklyn
Brooklyn, NY (24)  January 1991  100%  100%  92%  96%  100%

Manhattan B (C.H. Development)
New York, NY (35)  January 1991  94%  100%  100%  100%  97%

Davidson Court
Staten Island, NY (38)  March 1991  97%  92%  97%  97%  92%

Magnolia Mews
Philadelphia, PA (63)  March 1991  100%  100%  98%  100%  100%

Oaks Village
Whiteville, NC (40)  March 1991  93%  100%  95%  100%  95%

Greenfield Village
Dunn, NC (40)  March 1991  100%  98%  98%  100%  98%

Morris Avenue (CLM Equities)
Bronx, NY (58)  April 1991  100%  100%  100%  100%  100%

Victoria Manor
Riverside, CA (112)  April 1991  94%  89%  91%  97%  97%

Ogontz Hall
Philadelphia, PA (35)  April 1991  97%  94%  90%  87%  97%

Eagle Ridge
Stoughton, WI (54)  May 1991  96%  83%  72%  91%  94%

Nelson Anderson
Bronx, NY (81)  June 1991  97%  98%  99%  93%  98%

Abraham Lincoln Apts.
Irondequoit, NY (69)  September 1991  99%  100%  100%  97%  100%

Wilson Street Apts. (Middletown)
Middletown, PA (44)  September 1991  98%  100%  96%  100%  96%

Lauderdale Lakes
Lauderdale Lakes, FL (172)  October 1991  94%  98%  98%  100%  99%

Flipper Temple
Atlanta, GA (163)  October 1991  100%  100%  100%  100%  100%

220 Cooper Street
Camden, NJ (29)  December 1991  70%  100%  77%  97%  100%

Pecan Creek
Tulsa, OK (47)  December 1991  91%  100%  100%  98%  98%

Vendome
Brooklyn, NY (24)  December 1991  100%  100%  100%  96%  100%

Rainer Villas
New Augusta, MS (20)  December 1991  100%  100%  100%  100%  100%

Pine Shadow Apts.
Waveland, MS (48)  December 1991  100%  100%  100%  100%  100%

Windsor Place
Wedowee, AL (24)  December 1991  100%  100%  100%  100%  100%

Brookwood Apts.
Foley, AL (38)  December 1991  100%  100%  100%  100%  100%

Heflin Hills Apts.
Heflin, AL (24)  December 1991  100%  100%  100%  100%  100%

Shadowood Apts.
Stevenson, AL (24)  December 1991  96%  92%  92%  92%  100%

Brittany Apts.
DeKalb, MS (25)  December 1991  100%  100%  100%  100%  100%

Hidden Valley Apts.
Brewton, AL (40)  December 1991  100%  100%  95%  100%  100%

Westbrook Square
Carthage, MS (32)  December 1991  91%  97%  88%  100%  97%

Royal Pines Apts. (Warsaw Elderly)
Warsaw, KY (36)  December 1991  100%  100%  100%  100%  100%

West Hill Square
Gordo, AL (24)  December 1991  100%  100%  100%  100%  96%

Elmwood Manor
Picayune, MS (24)  December 1991  100%  96%  100%  100%  100%

Harmony Gate Apts.
Los Angeles, CA (70)  March 1992  94%  97%  94%  96%  94%


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

Management periodically reviews the physical state of the properties and sug-gests to the respective Local General Partners budget improvements which are generally funded from cash flow from operations or release of replacement re-serve escrows.

Management periodically reviews the insurance coverage of the properties and believes such coverage is adequate.

See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

Real estate taxes are calculated using rates and assessed valuations deter-mined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.

The General Partners generally required that the general partners of the Lo-cal Partnerships ("Local General Partners") undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Operating Deficit Guarantees, amounts funded are treated as operating loans which do not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 1999, all Operating Deficit Guarantees have ex-pired. In cases where the General Partners deemed it appropriate, the obli-gations of a Local General Partner under the Operating Deficit Guarantees were secured by letters of credit and/or cash escrow deposits.

The original amount of the Operating Deficit Guarantees aggregated approxi-mately $9,500,000 all of which had expired as of March 31, 1999. As of March 31, 1999, approximately $494,000 had been funded by the Local General Partners to meet such obligations. Amounts funded under such agreements are treated as non-interest bearing loans.

Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Housing Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Hous-ing Tax Credits not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Com-plex in service. In these cases, the Partnership may be allocated Housing Tax Credits only beginning in the month following the month in which it ac-quired its interest. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to thirty years.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 1999, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribu-tion to the Partnership, or an aggregate capital contribution of $72,896,000. All of the issued and outstanding Limited Partnership Interests have been is-sued to Freedom Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so ac-quired are not thereafter convertible into BACs. As of May 7, 1999, the Partnership has 4,088 registered holders of an aggregate of 72,896 BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any es-tablished trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partners have imposed re-strictions limiting the transferability of the BACs and the Limited Partner-ship Interests in secondary market transactions. These restrictions should prevent a public trading market from developing that would adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

All of the Partnership's general partnership interests, representing an ag-gregate capital contribution of $2,000, are held by the two General Partners.

There are no material restrictions in the Partnership Agreement on the abil-ity of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 1999. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.


Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Part-
nership.  Additional financial information is set forth in the audited con-
solidated financial statements in Item 8 hereof.
                     For the Years ended March 31,
OPERATIONS
          1999         1998        1997      1996      1995
Revenues  $13,968,742  $13,504,955  $13,270,634  $12,999,861  $12,714,134
Expenses   18,748,002   18,672,456   18,666,634   18,120,329   17,520,409
Loss on
impairment
of assets          0     1,100,000            0            0            0

Loss before
minority
interest   (4,779,260)  (6,267,501)  (5,396,000) (5,120,468)  (4,806,275)
Minority
interest       50,809       69,986       59,470      58,131       50,461

Loss before
extraordinary
item       (4,728,451)  (6,197,515)  (5,336,530) (5,062,337)  (4,755,814)
Extraordinary
item -
forgiveness of
indebtedness        0            0       87,262           0            0
Net
loss      $(4,728,451) $(6,197,515) $(5,249,268) $(5,062,337) $(4,755,814)

Per  BAC:
Basic loss
before
extraordinary
item       $   (64.22)  $   (84.17)  $   (72.48)  $   (68.75)  $   (64.59)

Extraordinary
item             0.00         0.00         1.19         0.00         0.00

Basic net
loss       $   (64.22)  $   (84.17)  $   (71.29)  $   (68.75)  $   (64.59)
                                        March 31,
OPERATIONS
        1999            1998            1997            1996            1995
Total
assets  $111,946,154  $116,339,040  $122,394,464  $127,623,516  $133,237,559

Mortgage notes
payable  $70,447,844  $71,068,616  $71,673,532  $72,249,613  $73,019,371

Total
liabilities  $79,491,693  $79,548,347  $79,120,739  $79,110,848  $79,311,502

Total partners'
capital  $24,407,636   $29,133,636  $35,327,274  $40,582,160  $45,631,256

Item 7. Management's Discussion and Analysis of Financial Condition and Re-sults of Operations.

Liquidity and Capital Resources

General

The Partnership's primary source of funds was the proceeds of its public of-fering. During the year ended March 31, 1999, the primary sources of liquid-ity included working capital reserves, interest earned on working capital re-serves, and distributions received from the Local Partnerships.

A working capital reserve of approximately $180,000 remains as of March 31, 1999. The reserve is used to pay operating expenses of the Partnership, in-cluding Partnership management fees payable to the General Partners and ad-vances to Local Partnerships if warranted. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable fu-ture.

During the fiscal year ended March 31, 1999, cash and cash equivalents of the Partnership and its forty-two Local Partnerships decreased approximately $513,000 as a result of capital improvements ($522,000) and repayments of mortgage loans ($621,000), which exceeded cash flow provided by operating ac-tivities ($122,000), an increase in the capitalization of consolidated sub-sidiaries attributable to minority interest ($441,000) and a net increase in due to local general partners and affiliates ($67,000). Included in the ad-justments to reconcile the net loss to cash flow provided by operating ac-tivities is depreciation and amortization ($5,129,000).

During the years ended March 31, 1999 ("Fiscal Year 1999"), March 31, 1998 ("Fiscal Year 1998") and March 31, 1997 ("Fiscal Year 1997") the amounts re-ceived from the Local Partnerships were $16,630, $15,709 and $116,296, re-spectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the paragraph above, will be used to meet the operating expenses of the Partner-ship.

The original amount of the Operating Deficit Guarantees aggregated approxi-mately $9,500,000 all of which had expired as of March 31, 1999. As of March 31, 1999, approximately $494,000, had been funded by the Local General Part-ners to meet such obligations.

Partnership management fees owed to the General Partners amounting to ap-proximately $2,828,000 and $2,202,000 were accrued and unpaid as of March 31, 1999 and 1998, respectively. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obli-gations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of
Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is gener-ally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restruc-ture its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on Sep-tember 11, 1998 when interim regulations implementing the program were pub-lished. It should be noted that there are many uncertainties as to the eco-nomic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA. Only 2 of the 42 Local Partnerships are affected by such legislation.

On October 21, 1998, President Clinton signed the fiscal year 1999 Depart-ments of Veteran Affairs, Housing and Urban Development and Independent Agen-cies Appropriation Legislation into law. The bill provides, among other things, that owners of a property that was eligible for prepayment had to give notice of such prepayment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for tenant-based vouchers for eligible tenants (gener-ally below 80% of area median income) at the true comparable market rents for unassisted units in order to protect current residents from substantial in-creases in rent.

Effective January 1, 1999 the State of California now requires owners of a property benefiting from FHA insured mortgages under Section 236 or 221(a)(3) to provide a nine month notice of contract termination or prepayment of the FHA insured loan. In addition, the owner must offer the properties for sale to those entities who agree to maintain the property as affordable housing.

For a discussion of contingencies affecting a certain Local Partnership, see
"Results of Operations of a Certain Local Partnership" below.   Since the
maximum loss the Partnership would be liable for is its net investment in the Local Partnership, the resolution of the existing contingencies is not an-ticipated to impact future results of operations, liquidity or financial con-dition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Housing Tax Credits from such Local Partnership and may also result in recapture of Housing Tax Credits if the investment is lost before the expiration of the Credit Period.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management be-lieves the only impact would be from laws that have not yet been adopted.
The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be affected. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 Local Partnerships, all of which have their Housing Tax Credits in place. The Housing Tax Credits are attached to the project for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining Housing Tax Credits would transfer to the new owner, thereby adding significant value to the property on the market.

Results of Operations

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Partnership periodically compares the carrying value of its properties to its estimate of the sum of undiscounted future cash flows and the fair value of remaining tax credits, to determine if the carrying value of the property is impaired. If the property is considered impaired based on this analysis, an impairment loss is recorded in order to write down the property to its fair value. The determination of fair value is based, not only upon future cash flows, which rely upon estimates and assumptions in-cluding expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appro-priate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other dis-position of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. During the year ended March 31, 1999, there was no loss on impairment of assets. Through March 31, 1999, the Partnership has recorded $1,100,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the fiscal years ended March 31, 1999, 1998 and 1997.

The Partnership's primary source of income continues to be rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The Partnership received rental subsidies which amounted to approximately $2,621,000, $2,336,000 and $2,406,000 for the years ended March 31, 1999, 1998 and 1997, respectively. The related rental subsidy programs have expiration dates that either expire subsequent to the year 2000 or terminate upon total disbursement of the assistance obligation.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships, by which the Local General Partners have agreed to fund operating deficits for a specified period of time commencing at break-even. Amounts received under Operating Deficit Guarantees from the Local General Partners are treated as operating loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 1999, $494,000 had been funded and all Operating Deficit Guarantees have expired.

1999 vs. 1998
Rental income increased approximately 3% for the year ended March 31, 1999 as compared to 1998 primarily due to rental rate increases.

No major expense categories, excluding the loss on impairment of assets, changed more than 7% for the year ended March 31, 1999 as compared to 1998.

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

Results of Operations of a Certain Local Partnership

Eagle Ridge Limited Partnership

In fiscal 1998, Eagle Ridge Limited Partnership ("Eagle Ridge") entered into a Forbearance Agreement with the Wisconsin Housing and Economic Development Authority ("WHEDA") as a result of Eagle Ridge's failure to pay all the re-quired installment payments under its mortgage note. Under the terms of the agreement, WHEDA has agreed to temporarily forego the enforcement of its rights and remedies against Eagle Ridge through December 31, 1998 and to con-tinue to extend Eagle Ridge financing provided that Eagle Ridge complies with certain conditions. The Forbearance Agreement was extended through March 31, 1999, and Eagle Ridge is currently negotiating with WHEDA to permanently re-structure the loan. The conditions of the agreement consist of, but are not limited to: (1) monthly payments of escrow and reserve deposits; (2) monthly payments of principal and interest limited to the lower of 100% of net oper-ating income ("NOI") or 5% of the regularly scheduled monthly note payment (base payment); (3) 75% of the monthly NOI in excess of the base payment for principal and interest; and (4) the remaining 25% of NOI in excess of the base payment is to be paid as an incentive management fee to the management agent.

As of January 1, 1999, Gorman and Company, Inc., a Madison, Wisconsin based developer/manager, was admitted as the General Partner of Eagle Ridge, and Freedom SLP, L.P. withdrew as General Partner. Gorman and Company, Inc. also will continue as managing agent of Eagle Ridge.

Other

The Partnership continues to meet its primary objective of generating Housing Tax Credits. Housing Tax Credits are generated by a Property over a ten-year period commencing as each Property is leased to qualified tenants. During the years ended March 31, 1999, 1998 and 1997, the Housing Tax Credits re-ceived by the Partnership totaled $11,200,999, $11,208,964 and $11,208,966, respectively.

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

There are also substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regu-lations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government ap-proval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance pay-ments it has contracted to make; and that when the rental assistance con-tracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation generally allows for increases in rental rates to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as a result of higher costs of such items as fuel, utilities and labor. However, continued infla-tion may result in appreciated values of the Local Partnerships' Apartment Complexes over a period of time as rental revenues and replacement costs con-tinue to increase.

The Partnership does not anticipate that it will be in a position to make cash distributions at any time prior to the disposition of the Properties.
If distributions of operating cash flow are made, it is expected that they will be limited. As of March 31, 1999, no such distributions have been made.

Recent Accounting Pronouncements

Accounting Standards Issued but not yet Adopted
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Deriva-tive Instruments and Hedging Activities". The Statement establishes account-ing and reporting standards for derivative instruments and hedging activi-ties. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (subject to an exposure draft to delay the ef-fective date one year). The adoption of SFAS 133 is not expected to have any impact on the financial position or results of operations of the Partnership.

Year 2000 Compliance
The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners have upgraded their computer information systems to be year 2000 compliant and beyond. The year 2000 com-pliance issue concerns the inability of a computerized system to accurately record dates after December 31, 1999. The affiliate of the General Partners converted their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliates of the General Partners are not being charged to the Partnership. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and in-cluding December 31, 1999.

In regard to third parties, the General Partners are in the process of evalu-ating the potential adverse impact that could result from the failure of mate-rial service providers to be year 2000 compliant. A detailed survey and as-sessment was sent to material third parties in the fourth quarter of 1998.
The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership re-lies heavily on third parties and is vulnerable to the failures of third par-ties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is not exposed to market risk since its mortgage indebtedness bears fixed rates of interest.

Item 8.	Financial Statements and Supplementary Data.
		                                                                 Sequential
                                                           		      Page
(a) 1.	Financial Statements

	Independent Auditors' Reports                                    	16

	Consolidated Balance Sheets as of March 31, 1999 and 1998        	87

	Consolidated Statements of Operations for the years ended March
31, 1999, 1998 and 1997                                           	88

	Consolidated Statements of Changes in Partners' Capital for the
years ended March 31, 1999, 1998 and 1997	                         89

	Consolidated Statements of Cash Flows for the years ended
	March 31, 1999, 1998 and 1997	                                    90

	Notes to Consolidated Financial Statements	                       92

INDEPENDENT AUDITORS' REPORT




The Partners
Freedom Tax Credit Plus L.P.:



We have audited the accompanying consolidated balance sheets of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended March 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules. These consolidated financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the finan-cial statement schedules based on our audits. We did not audit the financial statements of 27 and 25 of the consolidated partnerships, which statements reflect combined assets constituting 44% and 49% as of March 31, 1999 and 1998, and combined revenues constituting 42%, 43% and 49% of the related con-solidated totals for 1999, 1998 and 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those partner-ships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted ac-counting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP
KPMG LLP


New York, New York
May 13, 1999

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 and 1998


ASSETS


                                       1999                        1998
Property and equipment -
(at cost, net of accumulated
depreciation of
$39,508,462 and $34,548,717,
respectively) (Notes 4 and 6)          $103,215,088          $107,652,755
Cash and cash equivalents                 1,143,642          1,656,414
Investment in marketable securities
(Note 2)                                    156,635          154,184
Cash held in escrow                       4,282,886          3,875,424
Deferred costs (net of
accumulated amortization of
$1,492,630 and $1,323,459,
respectively)
(Note 5)                                  1,915,961          2,085,132
Other assets                              1,231,942            915,131

Total Assets                           $111,946,154          $116,339,040


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Mortgage notes payable (Note 6)       $  70,447,844          $  71,068,616
Accounts payable and other
liabilities                               2,517,628          2,820,787
Due to local general partners and
affiliates (Note 7)                       3,333,005          3,259,448
Due to general partners and
affiliates (Note 7)                       3,193,216              2,399,496

Total Liabilities                        79,491,693            79,548,347

Minority interests                        8,046,825              7,657,057

Partners' Capital:
Limited partners (72,896 BACs
issued and outstanding)                  24,832,512          29,513,678
General partners                           (436,687)          (389,402)
Accumulated other comprehensive income:
Unrealized gain on marketable securities     11,811                 9,360

Total Partners' Capital                  24,407,636            29,133,636

Commitments and Contingencies
(Notes 7 and 10)

Total Liabilities and
Partners' Capital                      $111,946,154          $116,339,040

See accompanying notes to consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1999, 1998 and 1997
                   1999                     1998            1997
Revenues:
Rental income          $12,677,742          $12,259,111          $11,930,785
Other                    1,291,000            1,245,844            1,339,849

                        13,968,742          13,504,955          13,270,634
Expenses:

Repairs and maintenance  2,297,076          2,169,227          2,044,087
Operating and other      1,612,461          1,700,952          1,720,139
Real estate taxes          914,245          940,864          899,014
Interest                 4,779,509          4,835,092          5,019,334
Depreciation and
amortization
(Notes 4 and 5)          5,128,916          5,228,209          5,335,528
General and
administrative           2,466,519          2,296,475          2,131,261
General and administrative-
related parties
       (Note 7)          1,549,276          1,501,637          1,517,271
Loss on impairment
of assets (Note 4)               0            1,100,000                0

                        18,748,002          19,772,456          18,666,634

Loss before minority
interest and
extraordinary
          items         (4,779,260)          (6,267,501)       (5,396,000)
Minority interest in
losses of subsidiary
partnerships                50,809               69,986            59,470
Loss before extraordinary
item                    (4,728,451)          (6,197,515)       (5,336,530)
Extraordinary item -
forgiveness of indebtedness
(Note  9)                        0                    0            87,262

Net loss               $(4,728,451)         $(6,197,515)      $(5,249,268)

Loss before
extraordinary
item -
limited partners        (4,681,166)          (6,135,540)       (5,283,164)
Extraordinary item -
limited partners                 0                    0            86,389
Net loss -
limited partners       $(4,681,166)         $(6,135,540)      $(5,196,775)

Number of BACs
outstanding                 72,896               72,896            72,896

Per  BAC:
Basic loss before
extraordinary item    $     (64.22)          $   (84.17)    $      (72.48)
Extraordinary item            0.00                 0.00              1.19
Basic net loss      $       (64.22)          $   (84.17)    $      (71.29)

See accompanying notes to consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED MARCH 31, 1999, 1998 and 1997


                                        Accumulated
                                        Other
                   Limited  General     Comprehensive   Comprehensive
       Total      Partners  Partners    Income (Loss)    Income (Loss)
Partners' capital (deficit) -
  March 31, 1996  $40,582,160  $40,845,993  $(274,934)  $ 11,101

Comprehensive Income (Loss):
Net loss           (5,249,268)  (5,196,775)  (52,493)          0  $(5,249,268)

Other Comprehensive Income (Loss):
Net unrealized loss on
  marketable
securities             (5,618)           0         0      (5,618)      (5,618)

Total Comprehensive Income (Loss)                                 $(5,254,886)

Partners' capital (deficit) -
  March 31, 1997   35,327,274  35,649,218   (327,427)      5,483

Comprehensive Income (Loss):
Net loss           (6,197,515) (6,135,540)   (61,975)          0   (6,197,515)

Other Comprehensive Income (Loss):
Net unrealized gain on
  marketable securities 3,877           0          0       3,877        3,877

Total Comprehensive Income (Loss)                                 $(6,193,638)

Partners' capital (deficit) -
  March 31, 1998   29,133,636   29,513,678  (389,402)      9,360

Comprehensive Income (Loss):
Net loss           (4,728,451)  (4,681,166)  (47,285)          0   (4,728,451)

Other Comprehensive Income (Loss):
Net unrealized gain on
  marketable
securities              2,451            0         0       2,451        2,451

Total Comprehensive Income (Loss)                                 $(4,726,000)

Partners' capital (deficit) -
  March 31, 1999  $24,407,636  $24,832,512  $(436,687)  $ 11,811

See accompanying notes to consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999, 1998 and 1997
                  1999                        1998           1997

Cash flows from
operating activities:
Net loss          $(4,728,451)          $(6,197,515)          $(5,249,268)

Adjustments to
reconcile net loss
to net cash
provided by
operating activities:

Extraordinary item -
forgiveness of
indebtedness                0                     0              (87,262)
Depreciation and
amortization        5,128,916             5,228,209            5,335,528
Loss on impairment
of assets                   0             1,100,000                    0
Minority interest
in loss of
subsidiaries          (50,809)              (69,986)             (59,470)
(Increase) decrease
in other assets      (316,811)              217,871                9,341
(Decrease) increase
in accounts payable
and other
liabilities          (303,159)               22,452              282,462
Increase in cash
held in escrow       (407,462)          (351,074)          (13,340)
Increase in due
to general partners
and affiliates        793,720          715,126          724,528
Increase in due
to local general partners
and affiliates         37,030          111,226          183,295
Decrease in due
to local general partners
and affiliates        (30,823)              (14,163)             (99,067)

Net cash provided by
operating activities  122,151             762,146          1,026,747

Cash flows from
investing activities:

Acquisition of
property and
equipment            (522,078)          (364,368)          (434,192)
Increase in
marketable
securities                  0          (39,964)          0
Increase in due to
local general partners
and affiliates          9,369          33,390          9,845
Decrease in due to
local general partners
and affiliates       (209,730)              (79,969)            (270,191)

Net cash used in
investing
activities           (722,439)            (450,911)            (694,538)

Cash flows from
financing activities:
Repayments of
mortgage loans       (620,772)          (604,916)          (576,081)
(Increase) decrease
in deferred costs           0          (40)          7,415
Increase in due to
local general partners
and affiliates        293,000          296,051          137,349
Decrease in due to
local general partners
and affiliates        (25,289)          (51,589)          (229,262)
Increase (decrease)
in capitalization of
consolidated
subsidiaries
attributable to
minority interest     440,577            (219,408)                9,688

Net cash provided by
(used in)
financing activities   87,516            (579,902)            (650,891)

Net decrease in
cash and cash
equivalents          (512,772)          (268,667)          (318,682)

Cash and cash
equivalents at
beginning of year   1,656,414          1,925,081          2,243,763

Cash and cash
equivalents at
end of year        $1,143,642          $1,656,414          $1,925,081

Supplemental disclosure
of cash flow information:
Cash paid during
the year for
interest           $3,549,238          $3,626,429          $3,830,228

Supplemental disclosure
of non-cash financing and
investing activities:

Conversion of operating
deficit loan to equity:

Decrease in due to
local general partners
and affiliates     $        0          $            0          $(65,725)
Increase in capitalization
of consolidated
subsidiaries attributable
to minority interest        0          0          65,725

Forgiveness of indebtedness:

Decrease in due to
local general partners
and affiliates              0          0          (87,262)

See accompanying notes to consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999, 1998 and 1997

NOTE 1 - General


Freedom Tax Credit Plus L.P., a Delaware limited partnership (the "Partner-ship"), was organized on August 28, 1989 and commenced the public offering on February 9, 1990. The general partners of the Partnership are Related Free-dom Associates L.P. (the "Related General Partner"), a Delaware limited part-nership, and Freedom GP Inc. (the "Freedom General Partner"), a Delaware cor-poration, together (the "General Partners"). The Partnership will terminate on December 31, 2030, unless terminated sooner under the provision's of the partnership agreement.

The Partnership's business is to invest in other partnerships ("Local Part-nerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986. Some of the complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credits"). During Fiscal Years 1999, 1998 and 1997, the Part-nership generated $11,200,999, $11,208,964 and $11,208,966, respectively, in
Housing Tax Credits. There were no Historic Tax Credits generated in 1998, 1997 and 1996.

The Partnership was authorized to issue a total of 200,000 Beneficial Assign-ment Certificates ("BACs"), which had been registered with the Securities and Exchange Commission for sale to the public. As of August 8, 1991 (the date on which the Partnership held the final closing of the sale of BACs and on which the offering was terminated), the Partnership had received $72,896,000 of gross proceeds of the Offering from 4,780 investors.

The terms of the Limited Partnership Agreement provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partners.

The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting and Presentation

The Partnership's fiscal year ends on March 31. All subsidiaries have calen-dar year ends. Accounts of the subsidiaries have been adjusted for intercom-pany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31, in order to allow adequate time for the subsidiaries fi-nancial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting in accor-dance with generally accepted accounting principles.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 42 subsidiary partnerships, in which the Partnership is a limited part-ner, with an ownership interest ranging from approximately 98% to 99%. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. Through the rights of the Partnership and/or an affiliate of the General Partners, which affiliate has a contrac-tual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

Increases (decreases) in the capitalization of consolidated subsidiaries at-tributable to minority interest arises from cash contributions and cash dis-tributions to the minority interest partners.

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

d)  Investment in Marketable Securities

The Partnership applies the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Ac-counting for Certain Investments in Debt and Equity Securities." At March 31, 1999 and 1998 the Partnership has classified its securities as available-for-sale.

Available-for-sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of other comprehensive income until realized. A decline in the market value of any available-for-sale se-curity below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

e)  Cash held in Escrow

Cash held in escrow includes cash held in escrow, replacement reserves and tenant security deposits.

f)  Property and Equipment

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. Impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an un-discounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

The determination of fair value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the esti-mates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ mate-rially from their estimated fair value. Such changes may also require write-downs in future years. During the year ended March 31, 1999, there was no loss on impairment of assets. Through March 31, 1999 the Partnership has re-corded $1,100,000 as a loss on impairment of assets.

Property and equipment are depreciated over their estimated useful lives, which range from 20 to 40 years for properties. Equipment lives range from 5 to 7 years and are depreciated on a straight-line basis. The property is de-preciated using an accelerated or straight-line method.

g)  Acquisition Fees and Costs

At investor closings, the General Partners were paid a property acquisition fee (equal to 6% of the gross proceeds) for evaluating and screening real property to be acquired. Acquisition fees and other acquisition expenses in-curred by the Partnership are charged to the property accounts based on the costs of properties acquired.

h)  Rental income

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The partnership receives rental subsidies which amounted to approximately $2,519,000, $2,336,000 and $2,406,000 for the years ended March 31, 1999, 1998 and 1997, respectively. The related rental subsidy programs have expiration that either expire subsequent to the year 2000 or terminate upon total disbursement of the assistance obligation.

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

j)  Operating Deficit Guarantees

Amounts received under Operating Deficit Guarantees from the local general partners are treated as operating loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 1999, all Operating Deficit Guaran-tees have expired.

k)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when infor-mation becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the fi-nancial statements and the amount of loss can be reasonably estimated.

l)  Other Comprehensive Income

The Partnership adopted SFAS No. 130, Reporting Comprehensive Income on April 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is dis-played with the same prominence as other financial statements. The financial statements for earlier periods, provided for comparative purposes, have been reclassified as required. The accumulated balance of other comprehensive in-come is displayed as a separate component of Partners' Capital on the balance sheet.

m)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and as-sumptions relating to reporting of assets, liabilities, revenues and expenses disclosed in the consolidated financial statements. Accordingly, actual re-sults could differ from those estimates.

NOTE 3 - Fair Value of Financial Instruments

In accordance with SFAS No. 107 "Disclosures about Fair Value of Financial Instruments," the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Cash Held in Escrow, Accounts Payable and Other Liabilities, Due to Local General Partners and Affiliates, and Due to General Partners and Affiliates
The carrying amount of cash and cash equivalents, cash held in escrow, ac-counts payable and other liabilities approximates fair value. Due to Local General Partners and Affiliates and Due to General Partners and Affiliates would be paid from the future operations or sale of the properties which is not readily determinable.

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable are as follows:
                     March 31, 1999          March 31, 1998
                     Carrying                Carrying
                     Amount    Fair Value    Amount    Fair Value
Mortgage Notes Payable for
  which it is:

Practicable to estimate
fair value           $43,238,629  $44,858,612  $43,743,002  $44,660,702
Not Practicable (a)  $27,209,215               $27,325,614

(a) The mortgage notes payable are insured by HUD primarily in accordance with Section 236 of the National Housing Act. New loans are no longer being insured in accordance with Section 236 and presently existing loans are sub-ject to restrictions regarding prepayment. Management believes the estima-tion of fair value to be impracticable.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:
                                     March 31,
                           1999                    1998
Land                         $    5,720,520      $    5,720,520
Buildings and improvements      131,628,346      131,456,940
Other                             5,374,684          5,024,012

                                142,723,550      142,201,472
Less:  Accumulated
depreciation                    (39,508,462)       (34,548,717)
                               $103,215,088      $107,652,755

Depreciation expense for the years ended March 31, 1999, 1998 and 1997 amounted to $4,959,745, $5,058,549 and $5,136,324, respectively.

The Partnership periodically compares the carrying value of its properties to its estimate of the sum of undiscounted future cash flows and the fair value of remaining tax credits, to determine if the carrying value of the property is impaired. If the property is considered impaired based on this analysis, an impairment loss is recorded in order to write down the property to its fair value. In 1997, management of Wilshire Park ("Wilshire") completed a recoverability review of the carrying value of the property based on an esti-mate of undiscounted future cash flows expected to result from its use and eventual disposition. As of December 31, 1997, management concluded that the sum of the undiscounted future cash flows estimated to be generated by the apartment project is less than the carrying value and, as a result, the Part-nership recorded a loss on impairment of $1,100,000, which reduced the carry-ing value to its estimated fair value. The estimated fair value was deter-mined by using a discounted cash flow analysis and an estimate of the fair value of the remaining tax credits.

NOTE 5 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:
                                       March 31,
                        1999                    1998       Period
Financing expenses        $ 3,052,535      $ 3,052,535      (a)
Organization expenses         356,056         356,056      60 months
            3,408,591       3,408,591
Less:  Accumulated
amortization               (1,492,630)      (1,323,459)

                          $ 1,915,961      $ 2,085,132

(a) Over the life of the related mortgages, ranging from 15 to 50 years, us-ing a method approximating the interest method.

Amortization of deferred costs for the years ended March 31, 1999, 1998 and 1997 amounted to $169,171, $169,660 and $199,204, respectively.

NOTE 6 - Mortgage Notes Payable

At March 31, 1999 and 1998, mortgages payable, all of which are fixed rate and nonrecourse to the Local Partnerships, are summarized as follows:
           Range of                   Carrying Amount at
Number of  Interest  Range of              March 31,
Mortgages  Rates     Maturities       1999            1998
  2        0%           2007-2016  $2,383,151  $2,383,151
  12       1%           2015-2022  12,044,035  12,050,899
  13       3%-8.5%      1999-2041  13,941,108  14,048,457
  17       8.75%-9%     2007-2040  25,836,702  26,077,733
  16       9.24%-13.5%  2002-2041  16,242,848  16,508,376

                                  $70,447,844 $71,068,616

Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents, leases and replacement reserves, and is without further recourse.

Annual principal payments required for each of the next five years are as follows:

Fiscal Year Ending March 31,	    Amount

2000	                            $735,527
2001	                             800,671
2002	                             870,790
2003	                             929,436
2004	                           1,020,039

NOTE 7 - Related Party Transactions and Transactions with General Partners and Affiliates

Freedom SLP L.P., an affiliate of the General Partners, has either a .01% or 1% interest, as a special limited partner, in each of the Local Partnerships.

The General Partners and their affiliates perform services for the Partner-ship. The costs incurred are as follows:

a)  Guarantees

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships whereby the Local General Partners have agreed to fund op-erating deficits for a specified period of time commencing at break-even point.

The original amount of the Operating Deficit Guarantees aggregated approxi-mately $9,500,000 all of which had expired as of March 31, 1999. As of March 31, 1999, approximately $494,000 had been funded by the local general part-ners to meet such obligations. Amounts funded under such agreements are treated as non-interest bearing loans. (See Note 7(b) below for repayment terms).

b)  Due to Local General Partners and Affiliates

At March 31, 1999 and 1998, a majority of these fees were incurred in connec-tion with the development of the property and have been included in the basis of the building.

Due to local general partners and affiliates at March 31, 1999 and 1998 con-
sists of the following:
                           1999                    1998
Operating advances      $   959,823      $   698,112
Development fees          1,759,709      1,960,070
Due to contractor           114,620      114,620
Operating deficit loans (i) 303,203      297,203
Management and other fees   195,650          189,443

                         $3,333,005      $3,259,448

 (i)  Operating deficit loans consist of the following:
                         March 31,
                  1999                    1998
Oxford Trace  $     18,650   $   18,650
Wilshire Park      191,775      191,775

These loans are unsecured, non-interest bearing and are payable out of avail-
able surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.
                                  March 31,
                         1999                    1998
Parkside Townhomes      $     68,200      $     68,200
Ogontz Hall                   24,578      18,578

These loans are unsecured, non-interest bearing and are subordinate to the second mortgage.

c)  Other Expenses

The costs incurred to related parties for the years ended March 31, 1999,
1998 and 1997 were as follows:
                                     Year Ended March 31,
                           1999                1998                1997
Partnership management fees (a)  $   676,000  $   676,000  $   676,000
Expense reimbursement (b)            171,966  155,008  143,694
Local administrative fee (d)          46,193       48,492       67,503
Total general and administrative-
  General Partners                   894,159     879,500     887,197
Property management fees
  incurred to affiliates of the
  subsidiary partnerships'
  general partners (c)               655,117     622,137     630,074
Total general and administrative-
  related parties                 $1,549,276  $1,501,637  $1,517,271


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the an-nual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's invest-ment. Unpaid partnership management fees for any year will be accrued with-out interest and will be payable from working capital reserves or to the ex-tent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to General Partners amounting to approximately $2,828,000 and $2,202,000 were accrued and unpaid as of March 31, 1999 and 1998, respec-tively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agree-ment. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by subsidiary partnerships amounted to $968,246, $937,552 and $902,087 for the 1999, 1998 and 1997 Fiscal Years, re-
spectively. Of these fees $655,117, $622,137 and $630,074 were incurred to affiliates of the subsidiary partnerships.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partner-ships, is entitled to receive an annual local administrative fee of up to $2,500 from each subsidiary partnership.

NOTE 8 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:
                                  Years Ended December 31,
                           1998               1997               1996
Financial statement
Net loss                    $(4,728,451)  $(6,197,515)  $(5,249,268)

Difference resulting from
parent company
having a different fiscal year
for income tax and
financial reporting purposes     16,721  (373,441)  448,899

Difference between depreciation and
amortization expense recorded for
financial statement and income tax
reporting purposes             (397,310)  (234,637)  (306,706)

Loss on
impairment                            0  1,100,000          0

Tax-exempt interest
income                          (10,554)  (16,872)  (23,693)

Other                          (405,010)     36,182     (49,787)

Net loss as shown on the
Partnership's income
tax returns                 $(5,524,604)  $(5,686,283)  $(5,180,555)

NOTE 9 - Extraordinary Item - Forgiveness of Indebtedness Income

In the event an operating deficit existed for Eagle Ridge Limited Partnership ("Eagle Ridge") at any time before May 31, 1995, the General Partners, jointly and severally, were to provide such funds up to $260,000 to Eagle Ridge as was necessary to pay such operating deficits. The loan was subordi-nate and bore no interest. The loan balance was $152,987 as of December 31, 1995. Effective July 26, 1996, the General Partners withdrew from Eagle Ridge and assigned to Freedom SLP L.P., the special limited partner, their partnership interests. In conjunction with the withdrawal of the General Partners, the loan was canceled. Of the $152,987 balance payable at July 26, 1996, $87,262 was forgiven and $65,725 was converted to equity.

NOTE 10 - Commitments and Contingencies

(a)  Event of Default

Eagle Ridge Limited Partnership
In fiscal 1998, Eagle Ridge entered into a Forbearance Agreement with Wiscon-sin Housing and Economic Development Authority ("WHEDA") as a result of Eagle Ridge's failure to pay all the required installment payments under the mort-gage note. Under the terms of the agreement, WHEDA has agreed to temporarily forego the enforcement of its rights and remedies against Eagle Ridge through December 31, 1998 and to continue to extend Eagle Ridge financing provided that Eagle Ridge complies with certain conditions. The Forbearance Agreement was extended through March 31, 1999, and Eagle Ridge is currently negotiating with WHEDA to permanently restructure the loan. The conditions of the agree-ment consist of, but are not limited to: (1) monthly payments of escrow and reserve deposits, (2) monthly payments of principal and interest limited to the lower of 100% of net operating income ("NOI") or 5% of the regularly scheduled monthly note payment (base payment), (3) 75% of the monthly NOI in excess of the base payment for principal and interest and (4) the remaining 35% of NOI in excess of the base payment is to be paid as an incentive man-agement fee to the management agent.

(b)  Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 24% of the properties are located in any single state. There are also sub-stantial risks associated with owning properties receiving government assis-tance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expire.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management be-lieves the only impact would be from laws that have not yet been adopted.
The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be affected. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Item 9. Changes in and Disagreements with Accountants on Accounting and Fi-nancial Disclosure.

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

Certain information concerning the directors and executive officers of each of the General Partners is set forth below.

Related Freedom Associates Inc., ("RFAI") is the sole general partner of Re-lated Freedom Associates L.P.

Name	                Position

Stephen M. Ross	     Director

J. Michael Fried	    President and Director

Alan P. Hirmes	      Senior Vice President

Stuart J. Boesky	    Senior Vice President

Marc D. Schnitzer	   Vice President

Glenn F. Hopps	      Treasurer

Teresa Wicelinski	   Secretary

STEPHEN M. ROSS, 59, is President and a Director and shareholder of The Re-lated Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administra-tion with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the ac-counting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment bank-ing firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment develop-ments.

J. MICHAEL FRIED, 56, is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is responsi-ble for all of Capital's syndication, finance, acquisition and investor re-porting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State Uni-versity with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 44, has been a certified public accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice Presi-dent of Capital. Mr. Hirmes graduated from Hofstra University with a Bache-lor of Arts degree.

STUART J. BOESKY, 43, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant special-izing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boe-sky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then re-ceived a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 38, is responsible both for financial restructurings of real estate properties and directing Related's acquisition of properties gen-erating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

GLENN F. HOPPS, 36, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State Uni-versity at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The Freedom General Partner

Name	                 Position

J. Michael Fried	     President and Director

Alan P. Hirmes	       Executive Vice President

Stuart J. Boesky	     Executive Vice President

Marc D. Schnitzer	    Vice President

Denise L. Kiley	      Vice President

Glenn F. Hopps	       Treasurer

DENISE L. KILEY, 39, is responsible for overseeing the due diligence and as-set management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with PricewaterhouseCoopers. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

Biographical information with respect to Messrs. Fried, Hirmes, Boesky, Schnitzer and Hopps is set forth above.

Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Partnership Agreement , the General Partners and their affili-ates are entitled to receive compensation from the Partnership in considera-tion of certain services rendered to the Partnership by such parties. In ad-dition, the General Partners collectively hold a 1% interest in all profits, losses and distributions attributable to operations and a subordinated 15% interest in such items attributable to sales and refinancings. See Note 7 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. Certain directors and officers of the General Partners receive compensation from the General Partner and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership.

Tabular information concerning salaries, bonuses and other types of compensa-tion payable to executive officers has not been included in this annual re-port. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
<CAPTION
                Name and address of   Amount and Nature of    Percentage
Title of Class  Beneficial Ownership  Beneficial Ownership    of Class
General Partnership  Related Freedom  $1,000 capital contribution  50%
Interest in the      Associates L.P.  -directly owned
Partnership          625 Madison Avenue
                     New York, NY 10022

                     Freedom GP Inc.   $1,000 capital contribution  50%
                     625 Madison Avenue -directly owned
                     New York, NY 10022

Freedom SLP L.P., a limited partnership whose general partners are the Gen-eral Partners of the Partnership and which acts as the special limited part-ner of each Local Partnership, holds a 1% limited partnership interest in each Local Partnership.

Except as set forth below, no person (other than the Assignor Limited Part-ner) was known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs except as listed in the table below; and neither the General Partners nor any director or officer of the General Partners owns any Limited Partnership Interests or BACs.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
<CAPTION
                          Amount and Nature of    Percentage
Name of Beneficial Owner  Beneficial Ownership    of Class
Lehigh Tax Credit
Partners, Inc.            8,375.66 (2) (3)        11.5%
J. Michael Fried          8,375.66 (2) (3) (4)    11.5%
Alan P. Hirmes            8,375.66 (2) (3) (4)    11.5%
Stuart J. Boesky          8,375.66 (2) (3) (4)    11.5%
Stephen M. Ross           -                       -
Marc D. Schnitzer         -                       -
Denise L. Kiley           -                       -
Glenn F. Hopps            -                       -
All directors and
executive officers
of RFAI                   8,375.66 (2) (3) (4)    11.5%
and The Freedom
General Partner as a
group (eight persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in schedule 13D filed by the Partnership, Lehigh Tax Credit L.L.C. (Lehigh) and Lehigh Tax Credit Partners, Inc. (the "Managing Member") on October 24, 1997 with the Securities and Exchange Commission (the "Commis-sion") and pursuant to a letter agreement dated August 26, 1997 among the Partnership, Lehigh and Related Freedom Associates L.P. ("RFA") (the "Stand-still Agreement"), Lehigh agreed that, prior to August 26, 2007 (the "Stand-still Expiration Date"), it will not and it will cause certain affiliates (including Lehigh Tax Credit Partners II, LLC ("Lehigh II")), not to (i) ac-quire, attempt to acquire or make a proposal to acquire, directly or indi-rectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indi-rectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indi-rectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Securities and Exchange Commission (the "Com-mission")) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13(d)(3) of the Act) with respect to any voting securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any inten-tion, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh is entitled to vote its BACs as it determines with regard to any proposal (i) to remove RFA as a general partner of the Partner-ship or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of RFA or its affiliates. The discussion herein of the Standstill Agreement is subject to and qualified in its entirety by reference to such agreement, a copy of which is attached hereto as an exhibit and incorporated herein by reference.

(3) As of June 23, 1999, Lehigh held 4,192.83 BACs and Lehigh II held 4,182.83 BACs which constitutes approximately 11.5% of the outstanding BACs owned.

(4) Each such party serves as a director and executive officer of the Manag-ing Member and owns an equity interest therein.

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 and also Note 7 to the Financial Statements in Item 8 above, which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Part-ners.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
	                                                              	Sequential
		                                                              Page

(a) 1.	Financial Statements

	Independent Auditors' Reports                                 	16

	Consolidated Balance Sheets as of March 31, 1999 and 1998     	87

	Consolidated Statements of Operations for the years ended March
31, 1999, 1998 and 1997                                        	88

	Consolidated Statements of Changes in Partners' Capital for the
years ended March 31, 1999, 1998 and 1997                      	89

	Consolidated Statements of Cash Flows for the years ended March
31, 1999, 1998 and 1997                                        	90

	Notes to Consolidated Financial Statements                    	92

(a) 2.	Financial Statement Schedules

	Schedule I - Condensed Financial Information of Registrant    	113

	Schedule III - Real Estate and Accumulated Depreciation       	116

	All other schedules have been omitted because they are not re-quired or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	The Partnership's Amended and Restated Agreement of Limited
Partnership, incorporated herein as an exhibit by reference to Exhibit A to the Partnership's Prospectus, dated February 9,
1990, as supplemented by supplements thereto dated December 7, 1990, May 10, 1991, July 10, 1991 and July 23, 1991 (as so sup-
plemented, the "Prospectus"), filed with the Securities and Ex-change Commission on July 30, 1992, as part of Post-Effective Amendment No. 6 to the Partnership's registration statement on Form S-11, File No. 33-30859 ("Post-Effective Amendment No. 6")

(3B)	The Partnership's Certificate of Limited Partnership, as filed with Secretary of State of the State of Delaware on August 28, 1989, incorporated herein as an exhibit by reference to Exhibit
(3C) to the Partnership's registration statement on Form S-11, File No. 33-30859, as filed with the Securities and Exchange
Commission on September 1, 1989 (the "Initial S-11")

(10A)	Form of Subscription Agreement, incorporated herein as an ex-
hibit by reference to Exhibit B to the Prospectus as filed as part of Post-Effective Amendment No. 6

(10B)	Form of Purchase and Sale Agreement pertaining to the Partner-
ship's acquisition of Local Partnership Interests, incorporated herein as an exhibit by reference to Exhibit (10C) to the Ini-tial S-11

(10C)	Form of Amended and Restated Agreement of Limited Partnership
of Local Partnerships, incorporated herein as an exhibit by reference to Exhibit (10D) to Pre-Effective Amendment No. 1 to the Partnership's registration statement on Form S-11, File No.
33-30859, as filed with the Securities and Exchange Commission on December 21, 1989

(21)	Subsidiaries of the Registrant	110

(27)	Financial Data Schedule (filed herewith) 	120


(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter.


Item 14.	Exhibits, Financial Statement
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

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FREEDOM TAX CREDIT PLUS L.P.


	By:	RELATED FREEDOM ASSOCIATES L.P.
		a general partner


		By:	RELATED FREEDOM ASSOCIATES INC.
			a general partner

Date:  June 18, 1999

		By:	/s/ J. Michael Fried
			J. Michael Fried,
			President and Director



	By:	FREEDOM GP INC.
		a general partner

Date:  June 18, 1999

		By:	/s/ J. Michael Fried
			J. Michael Fried,
			President and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


Signature             	            Title               	            Date


                                  	President and Director
                                  	(Principal Executive Officer) of
/s/ J. Michael Fried	              Related Freedom Associates Inc.
J. Michael Fried	                  and Freedom GP Inc.          	June 18, 1999



                                  	Senior Vice President
                                  	(Principal Financial Officer) of
/s/ Alan P. Hirmes                	Related Freedom Associates, Inc.
Alan P. Hirmes                    	and Freedom GP Inc.          	June 18, 1999


                                  	Treasurer (Principal Accounting Officer)
/s/ Glenn F. Hopps                	of Related Freedom Associates, Inc.
Glenn F. Hopps                    	and Freedom GP Inc.          	June 18, 1999



                                  	Director of Related
/s/ Stephen M. Ross               	Freedom Associates, Inc.
Stephen M. Ross	                                                	June 18, 1999

FREEDOM TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized condensed financial information of registrant (not including con-solidated subsidiary partnerships)



CONDENSED BALANCE SHEETS


ASSETS
                                             March 31,
                                   1999                    1998
Cash and cash equivalents      $      180,090      $     417,413
Investment in subsidiary
 partnerships,
carried on an equity basis         27,130,308      30,882,808
Other assets                           69,652             69,652

Total assets                      $27,380,050      $31,369,873


LIABILITIES AND PARTNERS' CAPITAL


Due to general partner
and affiliates                   $  2,926,106      $  2,190,937
Accounts payable
and other liabilities                  46,308             45,300

Total liabilities                   2,972,414      2,236,237

Partners' capital                  24,407,636      29,133,636

Total liabilities and
partners' capital                 $27,380,050      $31,369,873

FREEDOM TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT



CONDENSED STATEMENTS OF OPERATIONS


                                    Year Ended March 31,
                          1999             1998            1997
Income

Other income           $       9,079      $     15,441      $     23,204


Expenses

Equity in losses of
subsidiary partnerships
(including share of
extraordinary loss
of $87,262 in 1997)        3,738,321      5,269,174      4,296,931
General and administrative   105,050      64,282      88,344
General and administrative-
related parties              894,159         879,500         887,197

Total Expenses             4,737,530      6,212,956      5,272,472

Net loss                 $(4,728,451)      $(6,197,515)      $(5,249,268)



FREEDOM TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT



CONDENSED STATEMENTS OF CASH FLOWS

                                   Year Ended March 31,
                          1999             1998             1997
Net loss               $(4,728,451)      $(6,197,515)      $(5,249,268)

Adjustments to reconcile
net loss to net cash
used in operating activities:

Equity in losses of
subsidiary partnerships  3,738,321      5,269,174      4,296,931

Increase (decrease)
in liabilities:

Due to general partner
and affiliates             735,169      680,557      687,588
Accounts payable and
other liabilities            1,008            0              1,300

Total adjustments        4,474,498       5,949,731       4,985,819

Net cash used in
operating activities      (253,953)         (247,784)         (263,449)

Cash flows from
investing activities:

Distributions from
subsidiaries                16,630          15,709         116,296

Net decrease in cash
and cash equivalents      (237,323)      (232,075)      (147,153)

Cash and cash equivalents,
beginning of year          417,413         649,488         796,641

Cash and cash equivalents,
end of year            $   180,090      $   417,413      $   649,488

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
MARCH 31, 1999
				                                             Cost         	Purchase Price
	                	 Initial Cost to Partnership 	 Capitalized  	Adjustments(B)
			                               Buildings and	 Subsequent to Buildings and
Description	Encumbrances   Land  	Improvements	  Acquisition  	Improvements
Properties:


Parkside Townhouses
	York, PA       	$  1,712,403	$   263,231	$  4,439,564	$    51,289	$     0
Twin Trees
	Layton, UT        	1,190,598	112,401	2,668,179	127,564	(47,642)
Bennion (Mulberry)
	Taylorsville, UT  	2,267,223	258,000	4,934,447	443,053	(22,842)
Hunters Chase
	Madison, AL       	2,610,441 	411,100	5,616,330	147,896	(713,028)
Bethel Park
	Bethel, OH        	1,998,910	141,320	5,365,882	206,563	(846,229)
Zebulon Park
	Owensville, OH    	1,680,722	165,000	4,187,880	168,743	(542,936)
Tivoli Place
	Murphreesboro, TN 	1,602,017	267,500	4,146,759	157,407	(207,625)
Northwood
	Jacksonville, FL  	2,893,324	494,900	6,630,321	178,300	(294,886)
Oxford Trace
	Aiken, SC           	748,221	162,000	1,725,512	109,570	(161,049)
Wilshire
	Huntsville, AL    	1,789,906	178,497	4,014,281	(966,139)	(432,405)
Ivanhoe
	Salt Lake City, UT  	541,059	41,000	1,136,915	33,554	0
Washington Avenue
	Brooklyn, NY              	0 	42,485	2,843,351	73,904	0
C.H. Development
	(Manhattan B)
	New York, NY      	1,711,843   	3	    3,294,688   	46,902  	0
Davidson Court
	Staten Island, NY         	0  	96,892	773,052	37,064	0
Magnolia Mews
	Philadelphia, PA  	1,765,679	200,000	668,007	2,291,892	0
Oaks Village
	Whiteville, NC    	1,471,256	63,548	1,799,849	66,572	0
Greenfield Village
	Dunn, NC          	1,481,117	78,296	1,806,126	44,300	0
Morris Avenue
	(CLM Equities)
	Bronx, NY         	2,566,427	     2	   4,767,049	   135,554	  0
Victoria Manor
	Riverside, CA     	2,600,591	615,000	5,340,962	(153,198)	0
Ogontz Hall
	Philadelphia, PA  	1,990,009	      0	  328,846	3,308,801	0
Eagle Ridge
	Stoughton, WI     	1,604,985	321,594	2,627,385	(971)	0
Nelson Anderson
	Bronx, NY         	3,766,360	2	6,524,096	44,583	0
Conifer Irondequoit
	(Abraham Lincoln)
	Irondequoit, NY   	2,950,000	20,000	5,407,108	48,977	0
Wilson Street Apts.
	(Middletown)
	Middletown, PA    	1,673,496	38,449	0	3,376,589	0
Lauderdale Lakes
	Lauderdale Lakes, FL	5,099,531	873,973	3,976,744	5,264,760	0
Flipper Temple
	Atlanta, GA       	2,597,837	70,519	4,907,110	621,279	0
220 Cooper Street
	Camden, NJ          	988,475	41,000	0	3,658,906	0
Vendome
	Brooklyn, NY      	2,667,010	12,000	4,867,584	220,536	0
Pecan Creek
	Tulsa, OK         	1,011,131	50,000	1,484,923	46,003	0
New Augusta Ltd.
	(Rainer Villas)
	New Augusta, AL     	718,026	15,000	939,681	58,341	0
Pine Shadow Apts.
	Waveland, MS      	1,637,810	74,550	2,117,989	118,100	0
Windsor Place Apts.
	Wedowee, AL         	765,033	40,000	904,888	12,588	0
Brookwood Apts.
	Foley, AL         	1,268,957	68,675	1,517,190	58,168	0
Heflin Hills Apts.
	Heflin, AL          	743,038	50,000	841,300	26,875	0
Shadowood Apts.
	Stevenson, AL       	747,488	27,000	898,800	4,173	0
Brittany Associates
	DeKalb, MS          	688,063	20,000	843,592	16,089	0
Hidden Valley Apts.
	Brewton, AL       	1,272,953	68,000	1,637,840	58,873	0
Westbrook Square L.P.
	Carthage, MS      	1,027,877	40,000	1,254,957	12,915	0
Warsaw Elderly Housing Ltd.
	Warsaw, KY        	1,140,194	98,819	1,333,606	6,247	0
West Hill Square Apts. Ltd.
	Gordo, AL           	770,572	60,000	954,020	10,237	0
Elmwood Assoc.
	Picayune, MS        	709,597	81,500	829,183	15,784	    0
Harmony Gate Assoc.
	Los Angeles, CA 	  3,977,665	   	 0   9,757,807	    27,490	     0

           	     	$70,447,844	$5,662,256	$120,113,803	$20,216,133	$(3,268,642)


               	Gross Amount at which Carried At Close of Period
              		          Buildings and
Description	    Land     	Improvements	        Total(A)
Properties:


Parkside Townhouses
	York, PA          	$  265,796	$  4,488,288	$  4,754,084
Twin Trees
	Layton, UT           	115,125	2,745,377	2,860,502
Bennion (Mulberry)
	Taylorsville, UT     	260,565	5,352,093	5,612,658
Hunters Chase
	Madison, AL          	413,665	5,048,633	5,462,298
Bethel Park
	Bethel, OH           	143,885	4,723,651	4,867,536
Zebulon Park
	Owensville, OH       	167,565	3,811,122	3,978,687
Tivoli Place
	Murphreesboro, TN    	270,065	4,093,976	4,364,041
Northwood
	Jacksonville, FL     	497,465	6,511,170	7,008,635
Oxford Trace
	Aiken, SC            	164,564	1,671,469	1,836,033
Wilshire
	Huntsville, AL       	181,060	2,613,174	2,794,234
Ivanhoe
	Salt Lake City, UT    	42,677	1,168,792	1,211,469
Washington Avenue
	Brooklyn, NY          	44,162	2,915,578	2,959,740
C.H. Development
	(Manhattan B)
	New York, NY           	1,680	3,339,913	3,341,593
Davidson Court
	Staten Island, NY     	98,569	808,439	907,008
Magnolia Mews
	Philadelphia, PA     	201,677	2,958,222	3,159,899
Oaks Village
	Whiteville, NC        	65,225	1,864,744	1,929,969
Greenfield Village
	Dunn, NC              	79,973	1,848,749	1,928,722
Morris Avenue
	(CLM Equities)
	Bronx, NY              	1,679	4,900,926	4,902,605
Victoria Manor
	Riverside, CA        	616,677	5,186,087	5,802,764
Ogontz Hall
	Philadelphia, PA       	1,677	3,635,970	3,637,647
Eagle Ridge
	Stoughton, WI        	323,271	2,624,737	2,948,008
Nelson Anderson
	Bronx, NY              	1,679	6,567,002	6,568,681
Conifer Irondequoit
	(Abraham Lincoln)
	Irondequoit, NY       	21,677	5,454,408	5,476,085
Wilson Street Apts.
	(Middletown)
	Middletown, PA        	40,126	3,374,912	3,415,038
Lauderdale Lakes
	Lauderdale Lakes, FL 	875,668	9,239,809	10,115,477
Flipper Temple
	Atlanta, GA           	72,196	5,526,712	5,598,908
220 Cooper Street
	Camden, NJ            	42,677	3,657,229	3,699,906
Vendome
	Brooklyn, NY          	13,677	5,086,443	5,100,120
Pecan Creek
	Tulsa, OK             	50,161	1,530,765	1,580,926
New Augusta Ltd.
	(Rainer Villas)
	New Augusta, AL       	15,161	997,861	1,013,022
Pine Shadow Apts.
	Waveland, MS          	74,711	2,235,928	2,310,639
Windsor Place Apts.
	Wedowee, AL           	40,161	917,315	957,476
Brookwood Apts.
	Foley, AL             	68,836	1,575,197	1,644,033
Heflin Hills Apts.
	Heflin, AL            	50,161	868,014	918,175
Shadowood Apts.
	Stevenson, AL         	27,161	902,812	929,973
Brittany Associates
	DeKalb, MS            	20,161	859,520	879,681
Hidden Valley Apts.
	Brewton, AL           	68,161	1,695,552	1,764,713
Westbrook Square L.P.
	Carthage, MS          	40,161	1,267,711	1,307,872
Warsaw Elderly Housing Ltd.
	Warsaw, KY            	98,980	1,339,692	1,438,672
West Hill Square Apts. Ltd.
	Gordo, AL             	60,161	964,096	1,024,257
Elmwood Assoc.
	Picayune, MS          	81,661	844,806	926,467
Harmony Gate Assoc.
	Los Angeles, CA	          161	   9,785,136	  9,785,297

                  		$5,720,520	$137,003,030	$142,723,550




	                                                  			Life on which
			                                                  	Depreciation in
	                     	   Year of 	                 	 Latest Income
           	Accumulated  	Construction/	   Date	      Statements are
Description	Depreciation	 Renovation      	Acquired  	Computed(C)(D)
Properties:


Parkside Townhouses
	York, PA         	$  1,346,918	1989	Sept. 1990	27.5
Twin Trees
	Layton, UT            	946,877	1989	Oct. 1990	27.5
Bennion (Mulberry)
	Taylorsville, UT    	1,880,615	1989	Oct. 1990	27.5
Hunters Chase
	Madison, AL         	1,884,377	1989	Oct. 1990	27.5
Bethel Park
	Bethel, OH          	1,794,142	1989	Oct. 1990	27.5
Zebulon Park
	Owensville, OH      	1,396,324	1989	Oct. 1990	27.5
Tivoli Place
	Murphreesboro, TN   	1,446,616	1989	Oct. 1990	27.5
Northwood
	Jacksonville, FL    	2,332,063	1989	Oct. 1990	27.5
Oxford Trace
	Aiken, SC             	586,071	1989	Oct. 1990	27.5
Wilshire
	Huntsville, AL      	1,311,924	1989	Oct. 1990	27.5
Ivanhoe
	Salt Lake City, UT    	310,158	1991	Jan. 1991	27.5
Washington Avenue
	Brooklyn, NY          	740,082	1991	Jan. 1991	27.5
C.H. Development
	(Manhattan B)
	New York, NY        	1,019,389	1991	Jan. 1991	27.5
Davidson Court
	Staten Island, NY     	221,629	1991	Mar. 1991	27.5
Magnolia Mews
	Philadelphia, PA      	752,955	1991	Mar. 1991	27.5
Oaks Village
	Whiteville, NC        	587,695	1991	Mar. 1991	27.5
Greenfield Village
	Dunn, NC              	584,131	1991	Mar. 1991	27.5
Morris Avenue
	(CLM Equities)
	Bronx, NY           	1,291,104	1991	Apr. 1991	27.5
Victoria Manor
	Riverside, CA       	1,464,941	1991	Apr. 1991	27.5
Ogontz Hall
	Philadelphia, PA      	916,726	1990	Apr. 1991	27.5
Eagle Ridge
	Stoughton, WI         	983,467	1991	May 1991	27.5
Nelson Anderson
	Bronx, NY           	1,736,539	1991	June 1991	27.5
Conifer Irondequoit
	(Abraham Lincoln)
	Irondequoit, NY     	1,530,215	1991	Sept. 1991	27.5
Wilson Street Apts.
	(Middletown)
	Middletown, PA        	824,878	1991	Sept. 1991	27.5
Lauderdale Lakes
	Lauderdale Lakes, FL 1,675,154	1991	Oct. 1991	40
Flipper Temple
	Atlanta, GA         	1,488,789	1991	Oct. 1991	27.5
220 Cooper Street
	Camden, NJ            	955,757	1991	Dec. 1991	27.5
Vendome
	Brooklyn, NY        	1,732,653	1991	Dec. 1991	20
Pecan Creek
	Tulsa, OK             	347,350	1991	Dec. 1991	27.5
New Augusta Ltd.
	(Rainer Villas)
	New Augusta, AL       	195,895	1991	Dec. 1991	27.5
Pine Shadow Apts.
	Waveland, MS          	559,456	1991	Dec. 1991	27.5
Windsor Place Apts.
	Wedowee, AL           	186,361	1991	Dec. 1991	27.5
Brookwood Apts.
	Foley, AL             	331,065	1991	Dec. 1991	27.5
Heflin Hills Apts.
	Heflin, AL            	182,233	1991	Dec. 1991	27.5
Shadowood Apts.
	Stevenson, AL         	188,139	1991	Dec. 1991	27.5
Brittany Associates
	DeKalb, MS            	186,507	1990	Dec. 1991	27.5
Hidden Valley Apts.
	Brewton, AL           	341,827	1991	Dec. 1991	27.5
Westbrook Square L.P.
	Carthage, MS          	266,518	1990	Dec. 1991	27.5
Warsaw Elderly Housing Ltd.
	Warsaw, KY            	264,966	1991	Dec. 1991	27.5
West Hill Square Apts. Ltd.
	Gordo, AL             	205,063	1991	Dec. 1991	27.5
Elmwood Assoc.
	Picayune, MS          	162,708	1991	Dec. 1991	27.5
Harmony Gate Assoc.
	Los Angeles, CA	     2,348,185	1992	Jan. 1992	27.5

                  		$39,508,462

(A)	Aggregate cost for federal income tax purposes, $145,822,572
(B)	Rental guarantees and development deficit guarantees for GAAP purposes are treated as a reduction of the asset
(C)	Furniture and fixtures, included with buildings and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 7 years.
(D)	Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership from date of acquisition.
(E)	Reconciliation of Real Estate owned:
	                            Cost of Property and Equipment
	                            Year Ended March 31,
	                            1999       	     1998       	     1997
Balance at beginning of year	$142,201,472	$142,937,104	$142,502,912
Additions during year:
Improvements                 	522,078	364,368	434,192
Depreciation expense
Loss on impairment of asset	        0	  (1,100,000)	                 0

Balance at close of year $142,723,550	$142,201,472	$142,937,104




	                            Accumulated Depreciation
	                            Year Ended March 31,
	                            1999       	     1998       	     1997
Balance at beginning of year	$34,548,717	$29,490,168	$24,353,844
Additions during year:
Improvements
Depreciation expense          	4,959,745	5,058,549	5,136,324
Loss on impairment of asset

Balance at close of year  	$39,508,462	$34,548,717	$29,490,168

At the time the local partnerships were acquired by Freedom Tax Credit Plus
L.P., the entire purchase price paid by Freedom Tax Credit Plus L.P. was pushed down to the local partnerships as property and equipment with an off-setting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.