Form 10-Q
period 1999-06-30
FREEDOM TAX CREDIT PLUS LP
filed 1999-08-02
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number  0-24652


FREEDOM TAX CREDIT PLUS L.P.
(Exact name of registrant as specified in its charter)


                  Delaware		     13-3533987
(State or other jurisdiction of 	(I.R.S. Employer
incorporation or organization)	Identification No.)


625 Madison Avenue, New York, New York	     10022
(Address of principal executive offices)	(Zip Code)


Registrant's telephone number, including area code (212)421-5333


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No  ____

PART I - Financial Information
Item 1.  Financial Statements

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Consolidated Balance Sheets
(Unaudited)

                                      June 30,               March 31,
                                       1999                    1999

ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $40,768,479 and $39,508,462,
  respectively)                       $102,044,098           $103,215,088
Cash and cash equivalents                1,112,032              1,143,642
Investment in marketable securities        119,304                156,635
Cash held in escrow                      4,267,650              4,282,886
Deferred costs (net of accumulated
  amortization of $1,535,266
  and $1,492,630, respectively)          1,873,325              1,915,961
Other assets                             1,053,794              1,231,942

Total Assets                          $110,470,203           $111,946,154

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable               $  70,310,114          $  70,447,844
Accounts payable and other
  liabilities                            2,238,069              2,517,628
Due to local general partners and
  affiliates                             3,330,520              3,333,005
Due to general partners
  and affiliates                         3,403,845              3,193,216

Total Liabilities                       79,282,548             79,491,693

Minority interests                       8,022,021              8,046,825

Partners' Capital (Deficit):
Limited partners (72,896 BACs
  issued and outstanding)               23,600,323             24,832,512
General partners                          (449,133)              (436,687)
Accumulated other comprehensive
  income:
Unrealized gain on marketable
  securities                                14,444                 11,811

Total Partners' Capital (Deficit)       23,165,634             24,407,636

Total Liabilities and Partners'
  Capital (Deficit)                   $110,470,203           $111,946,154

See Accompanying Notes to Consolidated Financial Statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Consolidated Statements of Operations
(Unaudited)

                                             Three Months Ended
                                                   June 30,
                                          1999                  1998

Revenues
Rental income                          $ 3,197,658            $ 3,114,908
Other                                      297,702                324,977

Total revenue                            3,495,360              3,439,885

Expenses
General and administrative                 646,728                588,210
General and administrative-
  related parties (Note 2)                 373,212                367,867
Operating and other                        373,269                330,968
Repairs and maintenance                    514,389                482,080
Real estate taxes                          229,908                236,622
Insurance                                  101,059                105,084
Financial                                1,212,778              1,217,902
Depreciation and amortization            1,302,653              1,316,607

Total expenses                           4,753,996              4,645,340

Loss before minority interest           (1,258,636)            (1,205,455)

Minority interest in loss of subsidiary
  partnerships                              14,001                 13,505

Net loss                               $(1,244,635)           $(1,191,950)

Net loss - limited partners            $(1,232,189)           $(1,180,031)

Number of BACs outstanding                  72,896                 72,896

Basic net loss per BAC                $     (16.90)            $   (16.19)

See Accompanying Notes to Consolidated Financial Statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Consolidated Statement of Changes in Partners' Capital (Deficit)
(Unaudited)
                                                   Accumulated
                                                     Other
                           Limited        General Comprehensive Comprehensive
               Total       Partners       Partners   Income     Income (Loss)
Partners'
  capital
  (deficit)
  April 1,
  1999      $24,407,636    $24,832,512    $(436,687)  $11,811

Compre-
  hensive
  Income
  (Loss):
Net loss     (1,244,635)    (1,232,189)     (12,446)        0    $(1,244,635)

Other
  Compre-
  hensive
  Income
  (Loss):
Net unrealized
  gain on
  marketable
  securities      2,633              0             0     2,633         2,633

Total
  Compre-
  hensive
  Income
  (Loss):                                                        $(1,242,002)
Partners'
  capital
  (deficit)
  June 30,
  1999      $23,165,634     $23,600,323    $(449,133)  $14,444

See Accompanying Notes to Consolidated Financial Statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Consolidated Statements of Cash Flows
(Unaudited)

                                              Three Months Ended
                                                   June 30,
                                           1999                  1998

Cash flows from operating activities:

Net loss                               $(1,244,635)           $(1,191,950)

Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

Depreciation and amortization            1,302,653              1,316,607
Minority interest in loss of
  subsidiaries                             (14,001)               (13,505)
Decrease (increase) in other assets        178,148               (222,900)
(Decrease) increase in accounts payable
  and other liabilities                   (279,559)               159,571
Decrease (increase) in cash
  held in escrow                            15,236               (265,144)
Increase in due to general partners
  and affiliates                           210,629                204,031
Increase in due to local general
  partners and affiliates                   47,759                  4,743
Decrease in due to local general
  partners and affiliates                  (50,244)              (104,598)

Net cash provided by (used in)
  operating activities                     165,986               (113,145)

Cash flows from investing activities:

Acquisition of property and
  equipment                                (89,027)               (44,266)
Proceeds from sale of marketable
  securities                                39,964                      0

Net cash used in investing
  activities                               (49,063)               (44,266)

Cash flows from financing activities:

Repayments of mortgage notes              (137,730)              (115,041)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest        (10,803)               (14,443)

Net cash used in financing
  activities                              (148,533)              (129,484)

Net decrease in cash and cash
  equivalents                              (31,610)              (286,895)

Cash and cash equivalents at
  beginning of period                    1,143,642              1,656,414

Cash and cash equivalents at
  end of period                        $ 1,112,032            $ 1,369,519

See Accompanying Notes to Consolidated Financial Statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Notes to Consolidated Financial Statements
June 30, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and 42 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of a Gen-eral Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major oper-ating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30, in order to allow adequate time for the subsidiaries financial state-ments to be prepared and consolidated.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $14,000 for both the three months ended June 30, 1999 and 1998, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of June 30, 1999 and the results of operations and cash flows for the three months ended June 30, 1999 and 1998. However, the operating results for the three months ended June
30, 1999 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999.

Note 2 - Related Party Transactions

The costs incurred to related parties for the three months ended
June 30, 1999 and 1998 were as follows:
                                                Three Months Ended
                                                      June 30,
                                            1999                  1998
Partnership management fees (a)           $169,000               $169,000
Expense reimbursement (b)                   37,782                 44,000
Local administrative fee (c)                12,000                 12,000

Total general and administrative-
  General Partners                         218,782                225,000
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (d)       154,430                142,867
Total general and administrative-
  related parties                         $373,212               $367,867

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Part-nership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capi-tal contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $2,997,000 and $2,828,000 were accrued and unpaid as of June 30, 1999 and March 31, 1999, respectively. Without the General Part-ners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partner-ship. These services include site visits and evaluations of the sub-sidiary partnerships' performance.

(c) Freedom SLP L.P., a special limited partner of the subsidiary partnerships is entitled to receive an annual local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d) Property management fees incurred by subsidiary partner-ships amounted to $225,988 and $216,433 for the three months ended June 30, 1999 and 1998, respectively. Of these fees $154,430 and $142,867, respectively, were incurred to affiliates of the sub-sidiary partnerships' general partners for the three months ended June 30, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's sources of funds during the three months ended
June 30, 1999, include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.

A working capital reserve of approximately $134,000 remains as of June 30, 1999.

During the three months ended June 30, 1999 and 1998, the distri-butions received from the Local Partnerships approximated
$16,000 and $14,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding para-graph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership. Partnership management fees owed to the General Partners amounting to approximately $2,997,000 and $2,828,000 were accrued and unpaid as of June 30, 1999 and March 31, 1999, respectively. Without the General Partners continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allow-ing the accrual without payment of these amounts, but are under no obligation to continue to do so.

During the three months ended June 30, 1999, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $32,000 due to acquisitions of property and equipment ($89,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($11,000) and repayments of mortgage loans ($138,000) which exceeded cash provided by operating activities ($166,000) and a decrease in marketable securities ($40,000). Included in the ad-justments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($1,303,000).

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Manage-ment believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be experiencing downswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

The results of operations for the three months ended June 30, 1999 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of ap-proximately 3% for the three months ended June 30, 1999 as com-pared to the corresponding period in 1998, primarily due to rental rate increases.

Total expenses excluding operating and other remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 1999 as compared to the corresponding period in 1998.

Operating and other increased approximately $42,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to increased water and sewer charges at two Local Partnerships, as well as small increases at two other Local Partnerships.

Accounting Standards Issued but not yet Adopted

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities".
The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have any impact on the financial position or results of operations of the Partnership.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners has up-graded its computer information systems to be year 2000 compli-ant. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership con-tingency plan is to have (i) a complete backup done on December
31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant.
A detailed survey and assessment was sent to material third par-ties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accu-racy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone corre-spondence. The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

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

		No reports on Form 8-K were filed during the quar-ter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securi-ties Exchange Act of 1934, the registrant has duly caused this re-port to be signed on its behalf by the undersigned, thereunto duly authorized.


FREEDOM TAX CREDIT PLUS L.P.
(Registrant)

	By:	RELATED FREEDOM ASSOCIATES L.P.,
		a General Partner

	By:	RELATED FREEDOM ASSOCIATES INC.,
		General Partner

Date:  August 2, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes, Vice President
			(Principal Financial Officer)

Date:  August 2, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps, Treasurer
			(Principal Accounting Officer)

	and

	By:	FREEDOM GP INC.,
		a General Partner

Date:  August 2, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes, Vice President
			(Principal Financial Officer)

Date:  August 2, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps, Treasurer
			(Principal Accounting Officer)