Form 10-Q
period 1999-09-30
FREEDOM TAX CREDIT PLUS LP
filed 1999-11-02
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Consolidated Balance Sheets
(Unaudited)
                                          September 30,       March 31,
                                             1999               1999
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $42,005,048 and $39,508,462,
  respectively)                            $100,888,567      $103,215,088
Cash and cash equivalents                     1,133,535         1,143,642
Investment in marketable securities             116,094           156,635
Cash held in escrow                           4,423,939         4,282,886
Deferred costs (net of accumulated
  amortization of $1,235,059
  and $1,492,630, respectively)               1,703,809         1,915,961
Other assets                                  1,122,390         1,231,942

Total Assets                               $109,388,334      $111,946,154

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                    $  70,091,123     $  70,447,844
Accounts payable and other
  liabilities                                 2,611,739         2,517,628
Due to local general partners and
  affiliates                                  3,018,120         3,333,005
Due to general partners and
  affiliates (Note 2)                         3,598,632         3,193,216

Total Liabilities                            79,319,614        79,491,693

Minority interests                            7,997,653         8,046,825

Partners' Capital (Deficit):
Limited partners (72,896 BACs
  issued and outstanding)                    22,519,880        24,832,512
General partners                               (460,047)         (436,687)
Accumulated other comprehensive
  income:
Unrealized gain on marketable
  securities                                     11,234            11,811

Total Partners' Capital (Deficit)            22,071,067        24,407,636

Total Liabilities and Partners'
  Capital (Deficit)                        $109,388,334      $111,946,154

See Accompanying Notes to Consolidated Financial Statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Consolidated Statements of Operations
(Unaudited)
                       Three Months Ended           Six Months Ended
                          September 30,                September 30,
                        1999          1998          1999          1998
Revenues
Rental income       $ 3,224,470   $ 3,141,224   $ 6,422,128   $ 6,256,132
Other                   379,969       360,135       677,671       685,112

Total revenues        3,604,439     3,501,359     7,099,799     6,941,244

Expenses
General and
  administrative        524,935       549,814     1,171,663     1,138,024
General and
  administrative-
  related parties
  Note 2)               366,030       423,665       739,242       791,532
Operating and
  other                 336,918       324,893       710,187       655,861
Repairs and
  Maintenance           509,403       554,020     1,023,792     1,036,100
Real estate taxes       247,427       235,818       477,335       472,440
Insurance               115,711       117,435       216,770       222,519
Financial             1,200,765     1,223,008     2,413,543     2,440,910
Depreciation and
  amortization        1,406,085     1,296,664     2,708,738     2,613,271

Total expenses        4,707,274     4,725,317     9,461,270     9,370,657

Loss before
  minority interest  (1,102,835)   (1,223,958)   (2,361,471)   (2,429,413)

Minority interest
  in loss of
  subsidiary
  partnerships           11,478        12,693        25,479        26,198

Net loss            $(1,091,357)  $(1,211,265)  $(2,335,992)  $(2,403,215)

Net loss - limited
  partners          $(1,080,443)  $(1,199,152)  $(2,312,632)  $(2,379,183)

Number of BACs
  outstanding            72,896        72,896        72,896        72,896

Basic net loss
  per BAC           $    (14.82)  $    (16.45)  $    (31.73)  $    (32.64)

See Accompanying Notes to Consolidated Financial Statements.
</TABL


FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Consolidated Statement of Changes in Partners' Capital (Deficit)
(Unaudited)
                                                  Accumulated
                                                     Other
                            Limited      General  Comprehensive Comprehensive
                 Total      Partners     Partners    Income         Loss
Partners'
 capital
 (deficit)
 April 1,
 1999         $24,407,636   $24,832,512  $(436,687)  $11,811

Comprehensive
 Income
 (Loss):

Net loss -
 Six months
 ended
 September 30,
 1999          (2,335,992)   (2,312,632)  (23,360)         0    $(2,335,992)

Other
 Comprehensive
 Income
 (Loss):

Net unrealized
 gain on
 marketable
 securities         (577)                                (577)         (577)

Total
 Comprehensive
 Income (Loss)                                                  $(2,336,569)

Partners'
 capital
 (deficit)
 September 30,
 1999        $22,071,067    $22,519,880 $(460,047)   $11,234

See Accompanying Notes to Consolidated Financial Statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Consolidated Statements of Cash Flows
(Unaudited)
                                                 Six Months Ended
                                                   September 30,
                                                1999              1998
Cash flows from operating activities:

Net loss                                    $(2,335,992)      $(2,403,215)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization                 2,708,738         2,613,271
Minority interest in loss of
  subsidiaries                                  (25,479)          (26,198)
Decrease (increase) in other assets             109,552          (301,567)
Increase in accounts payable
  and other liabilities                          94,111           444,392
Increase in cash held
  in escrow                                    (141,053)         (587,582)
Increase in due to general partners
  and affiliates                                405,416           392,096
Increase in due to local general
  partners and affiliates                           622             5,987
Decrease in due to local general
  partners and affiliates                      (315,507)         (101,468)

Net cash provided by
  operating activities                          500,408            35,716

Cash flows from investing activities:

Acquisition of property and
  equipment                                    (170,065)         (128,167)
Proceeds from sale of marketable
  securities                                     39,964                 0

Net cash used in investing
  activities                                   (130,101)         (128,167)

Cash flows from financing activities:

Repayments of mortgage notes                   (356,721)         (319,589)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest             (23,693)          (26,650)

Net cash used in financing
  activities                                   (380,414)         (346,239)

Net decrease in cash and cash
  equivalents                                   (10,107)         (438,690)

Cash and cash equivalents at
  beginning of period                         1,143,642         1,656,414

Cash and cash equivalents at
  end of period                              $1,133,535        $1,217,724

See Accompanying Notes to Consolidated Financial Statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Notes to Consolidated Financial Statements
September 30, 1999
(Unaudited)

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

The Partnership's fiscal quarter ends September 30. All subsidiar-ies have fiscal quarters ending June 30. Accounts of the subsidiar-ies have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends Sep-tember 30, in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $11,000 and $13,000 and $25,000 and $26,000 for the three and six months ended September 30, 1999 and 1998, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of September 30, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998 and cash flows for the six months ended September 30, 1999 and 1998. However, the operating results for the six months ended Septem-ber 30, 1999 may not be indicative of the results for the year.

In April of 1998, the Financial Accounting Standards Board issued
Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs. This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1998. Such change in accounting principle amounted to approximately $139,000 for the quarter ended June
30, 1999.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999.

Note 2 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 30, 1999 and 1998 were as follows:
                       Three Months Ended           Six Months Ended
                          September 30,               September 30,
                       1999         1998          1999          1998
Partnership manage-
  ment fees (a)      $169,000      $169,000      $338,000      $338,000
Expense reimburse-
  ment (b)             24,000        62,206        61,782       106,206
Local administra-
  tive fee (c)         11,000        12,000        23,000        24,000

Total general and
  administrative-
  General Partners    204,000       243,206       422,782       468,206
Property manage-
  ment fees
  incurred to
  affiliates of
  the subsidiary
  partnerships'
  general
  partners (d)        162,030       180,459       316,460       323,326
Total general and
  administrative-
  related parties    $366,030      $423,665      $739,242      $791,532

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Part-nership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capi-tal contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $3,166,000 and $2,828,000 were accrued and unpaid as of Septem-ber 30, 1999 and March 31, 1999, respectively. Without the Gen-eral Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Part-ners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

(d) Property management fees incurred by subsidiary partner-ships amounted to $222,618 and $241,873 and $448,606 and $458,306 for the three and six months ended September 30, 1999 and 1998, respectively. Of these fees $162,030 and $180,459 and $316,460 and $323,326, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three and six months ended September 30, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's sources of funds during the six months ended
September 30, 1999, include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.

A working capital reserve of approximately $127,000 remains as of September 30, 1999.

During the six months ended September 30, 1999 and 1998, the distributions received from the Local Partnerships approximated $16,000 and $14,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding para-graph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership. Partnership management fees owed to the General Partners amounting to approximately $3,166,000 and $2,828,000 were accrued and unpaid as of September 30, 1999 and March 31, 1999, respectively. Without the General Partners continued ac-crual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued al-lowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

During the six months ended September 30, 1999, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $10,000 due to acquisitions of property and equipment ($170,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($24,000) and repayments of mortgage notes ($357,000) which exceeded cash provided by operating activities ($500,000) and a decrease in marketable securities ($40,000). Included in the ad-justments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,709,000).

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Manage-ment believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be experiencing downswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 local partnerships, all of which have their tax credits in place. The tax credits are attached to the project for a period of ten years and are transferable with the property during the remainder of such ten year period. If the General Partners determined that a sale of property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the mar-ket. The financial statements do not include any adjustment to the carrying value of the properties that might result from the market value of the tax credits.

Results of Operations

The results of operations for the three and six months ended Sep-tember 30, 1999 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of ap-proximately 3% for both the three and six months ended Septem-ber 30, 1999 as compared to the corresponding periods in 1998, primarily due to rental rate increases.

Total expenses excluding general and administrative-related re-mained fairly consistent with an increase of approximately 1% and 2% for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998.

General and administrative-related decreased approximately $58,000 and $52,000 for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998 pri-marily due to a decrease in expense reimbursements payable to the General Partner.

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

Date:  November 2, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes, Vice President
			(Principal Financial Officer)

Date:  November 2, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps, Treasurer
			(Principal Accounting Officer)

	and

	By:	FREEDOM GP INC.,
		a General Partner

Date:  November 2, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes, Vice President
			(Principal Financial Officer)

Date:  November 2, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps, Treasurer
			(Principal Accounting Officer)