Form 10-Q
period 1999-12-31
FREEDOM TAX CREDIT PLUS LP
filed 2000-02-08
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


  X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1999

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

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Consolidated Balance Sheets
(Unaudited)
                                           December 31,        March 31,
                                               1999              1999
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $43,242,617 and $39,508,462,
  respectively)                            $  99,876,235     $103,215,088
Cash and cash equivalents                      1,234,949        1,143,642
Investment in marketable securities              115,559          156,635
Cash held in escrow                            4,629,648        4,282,886
Deferred costs (net of accumulated
  amortization of $1,271,193
  and $1,492,630, respectively)                1,667,675        1,915,961
Other assets                                   1,079,497        1,231,942

Total Assets                                $108,603,563     $111,946,154

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                     $  69,903,359    $  70,447,844
Accounts payable and other
  liabilities                                  2,875,977        2,517,628
Due to local general partners and
  affiliates                                   2,992,690        3,333,005
Due to general partners and
  affiliates (Note 2)                          3,823,572        3,193,216

Total Liabilities                             79,595,598       79,491,693

Minority interests                             7,987,081        8,046,825

Partners' Capital (Deficit):
Limited partners (72,896 BACs
  issued and outstanding)                     21,480,728       24,832,512
General partners                                (470,543)        (436,687)
Accumulated other comprehensive
  income:
Unrealized gain on marketable
  securities                                      10,699           11,811

Total Partners' Capital (Deficit)             21,020,884       24,407,636

Total Liabilities and Partners'
  Capital (Deficit)                         $108,603,563     $111,946,154

See Accompanying Notes to Consolidated Financial Statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Consolidated Statements of Operations
(Unaudited)
                      Three Months Ended            Nine Months Ended
                          December 31,                 December 31,
                      1999           1998           1999          1998
Revenues
Rental income      $ 3,239,497   $ 3,079,076    $ 9,661,625   $ 9,335,208
Other                  376,437       350,854      1,054,108     1,035,966

Total revenues       3,615,934     3,429,930     10,715,733    10,371,174

Expenses
General and
  administrative       534,197       567,993      1,705,860     1,706,017
General and
  administrative-
  related parties
  Note 2)              400,561       367,202      1,139,803     1,158,734
Operating and
  other                308,947       318,197      1,019,134       974,058
Repairs and
  Maintenance          641,492       668,863      1,665,284     1,704,963
Real estate taxes      229,867       228,033        707,202       700,473
Insurance               85,055       106,708        301,825       329,227
Financial            1,202,854     1,225,251      3,616,397     3,666,161
Depreciation and
  amortization       1,273,703     1,298,519      3,982,441     3,911,790

Total expenses       4,676,676     4,780,766     14,137,946    14,151,423

Loss before
  minority interest (1,060,742)   (1,350,836)    (3,422,213)   (3,780,249)

Minority interest
  in loss of
  subsidiary
  partnerships          11,094        14,363         36,573        40,561

Net loss           $(1,049,648)  $(1,336,473)   $(3,385,640)  $(3,739,688)

Net loss - limited
  partners         $(1,039,152)  $(1,323,108)   $(3,351,784)  $(3,702,291)

Number of BACs
  outstanding           72,896        72,896         72,896        72,896

Basic net loss
  per BAC          $    (14.25)  $    (18.15)   $    (45.98)  $    (50.79)

See Accompanying Notes to Consolidated Financial Statements.
</TABL


FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Consolidated Statement of Changes in Partners' Capital (Deficit)
(Unaudited)
                                                   Accumulated
                                                        Other
                            Limited       General  Comprehensive Comprehensive
               Total        Partners      Partners      Income       Loss
Partners'
  capital
  (deficit)
  April 1,
  1999      $24,407,636    $24,832,512    $(436,687)    $11,811

Compre-
  hensive
  Income
  (Loss):
Net loss -
  Nine
  months
  ended
  December
  31, 1999   (3,385,640)    (3,351,784)     (33,856)              $(3,385,640)

Other
  Compre-
  hensive
  Income
  (Loss):
Net
  unrealized
  gain on
  marketable
  securities     (1,112)             0            0     (1,112)        (1,112)

Total
  Compre-
  hensive
  Income
  (Loss)                                                          $(3,386,752)
Partners'
  capital
  (deficit)
  December
  31, 1999  $21,020,884    $21,480,728    $(470,543)    $10,699

See Accompanying Notes to Consolidated Financial Statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Consolidated Statements of Cash Flows
(Unaudited)
                                                   Nine Months Ended
                                                      December 31,
                                                  1999            1998
Cash flows from operating activities:

Net loss                                     $(3,385,640)     $(3,739,688)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization                  3,982,441        3,911,790
Minority interest in loss of
  subsidiaries                                   (36,573)         (40,561)
Decrease (increase) in other assets              152,445         (430,278)
Increase in accounts payable
  and other liabilities                          358,349          901,051
Increase in cash held
  in escrow                                     (346,762)        (707,609)
Increase in due to general partners
  and affiliates                                 630,356          525,917
Increase in due to local general
  partners and affiliates                         36,045            8,489
Decrease in due to local general
  partners and affiliates                       (376,360)        (146,757)

Net cash provided by
  operating activities                         1,014,301          282,354

Cash flows from investing activities:

Acquisition of property and
  equipment                                     (395,302)        (241,354)
Proceeds from sale of marketable
  securities                                      39,964                0

Net cash used in investing
  activities                                    (355,338)        (241,354)

Cash flows from financing activities:

Repayments of mortgage notes                    (544,485)        (485,902)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest              (23,171)         (19,909)

Net cash used in financing
  activities                                    (567,656)        (505,811)

Net increase (decrease) in cash and
  cash equivalents                                91,307         (464,811)

Cash and cash equivalents at
  beginning of period                          1,143,642        1,656,414

Cash and cash equivalents at
  end of period                               $1,234,949       $1,191,603

See Accompanying Notes to Consolidated Financial Statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
Notes to Consolidated Financial Statements
December 31, 1999
(Unaudited)

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

The Partnership's fiscal quarter ends December 31. All subsidiar-ies have fiscal quarters ending September 30. Accounts of the sub-sidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31, in order to allow adequate time for the sub-sidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $11,000 and $14,000 and $37,000 and $41,000 for the three and nine months ended December 31, 1999 and 1998, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of December 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and 1998 and cash flows for the nine months ended December 31, 1999 and 1998. However, the operating results for the nine months ended December 31, 1999 may not be indicative of the results for the year.

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

Note 2 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 31, 1999 and 1998 were as follows:
                        Three Months Ended          Nine Months Ended
                            December 31,               December 31,
                        1999          1998          1999          1998
Partnership manage-
  ment fees (a)      $  169,000    $  169,000    $  507,000    $  507,000
Expense reimburse-
  ment (b)               54,124        30,500       115,906       136,706
Local administra-
  tive fee (c)           12,000        12,000        35,000        36,000

Total general and
  administrative-
  General Partners      235,124       211,500       657,906       679,706
Property manage-
  ment fees
  incurred to
  affiliates of
  the subsidiary
  partnerships'
  general
  partners (d)          165,437       155,702       481,897       479,028
Total general and
  administrative-
  related parties    $  400,561    $  367,202    $1,139,803    $1,158,734

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Part-nership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capi-tal contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $3,335,000 and $2,828,000 were accrued and unpaid as of Decem-ber 31, 1999 and March 31, 1999, respectively. Without the Gen-eral Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Part-ners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

(d) Property management fees incurred by subsidiary partner-ships amounted to $234,660 and $236,216 and $683,266 and $694,522 for the three and nine months ended December 31, 1999 and 1998, respectively. Of these fees $165,437 and $155,702 and $481,897 and $479,028, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three and nine months ended December 31, 1999 and 1998, respectively.

Note 3 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the subsidiary partnership which was in-cluded in the Partnership's Annual report on Form 10-K for the period ended March 31, 1999.

Eagle Ridge Limited Partnership
In fiscal 1998, Eagle Ridge entered into a Forbearance Agreement with Wisconsin Housing and Economic Development Authority
("WHEDA") as a result of Eagle Ridge's failure to pay all the re-quired installment payments under the mortgage note. Under the terms of the agreement, WHEDA has agreed to temporarily forego the enforcement of its rights and remedies against Eagle Ridge through December 31, 1998 and to continue to extend Eagle Ridge financing provided that Eagle Ridge complies with certain condi-tions. The Forbearance Agreement was extended through Decem-ber 31, 2000, and Eagle Ridge is currently negotiating with WHEDA to permanently restructure the loan. The conditions of the agreement consist of, but are not limited to: (1) monthly pay-ments of escrow and reserve deposits, (2) monthly payments of principal and interest limited to the lower of 100% of net operating income ("NOI") or 5% of the regularly scheduled monthly note payment (base payment), (3) 75% of the monthly NOI in excess of the base payment for principal and interest and (4) the remaining 35% of NOI in excess of the base payment is to be paid as an in-centive management fee to the management agent.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's sources of funds during the nine months ended
December 31, 1999, include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.

A working capital reserve of approximately $124,000 remains as of December 31, 1999.

During the nine months ended December 31, 1999 and 1998, the distributions received from the Local Partnerships approximated $17,000 and $15,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding para-graph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership. Partnership management fees owed to the General Partners amounting to approximately $3,335,000 and $2,828,000 were accrued and unpaid as of December 31, 1999 and March 31, 1999, respectively. Without the General Partners continued ac-crual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued al-lowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

During the nine months ended December 31, 1999, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships increased approximately $91,000 due to cash pro-vided by operating activities ($1,014,000) and proceeds from the sale of marketable securities ($40,000) which exceeded acquisitions of property and equipment ($396,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($23,000) and repayments of mortgage notes ($544,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,982,000).

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

Results of Operations

The results of operations for the three and nine months ended
December 31, 1999 continues to be in the form of rental income with corresponding expenses divided among operations, deprecia-tion and mortgage interest.

Rental income remained fairly consistent with an increase of ap-proximately 5% and 3% for the three and nine months ended De-cember 31, 1999 as compared to the corresponding periods in 1998, primarily due to rental rate increases.

Total expenses, excluding insurance remained fairly consistent with a decrease of approximately 2% and an increase of less than 1% for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998.

Insurance decreased approximately $22,000 and $27,000 for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998 primarily due to an overaccrual of insurance expense in the second quarter of 1999 at one Local Partnership which was corrected in the third quarter of 1999 and a decrease in insurance expense at a second Local Partnership.

Year 2000 Compliance

The Partnership has not experienced any Year 2000 problems to date. However, there can be no assurance that no Y2K issues will arise at a future date.

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

Date:  February 8, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes, Vice President
			(Principal Financial Officer)

Date:  February 8, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps, Treasurer
			(Principal Accounting Officer)

	and

	By:	FREEDOM GP INC.,
		a General Partner

Date:  February 8, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes, Vice President
			(Principal Financial Officer)

Date:  February 8, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps, Treasurer
			(Principal Accounting Officer)