Form 10-K405
period 2000-03-31
FREEDOM TAX CREDIT PLUS LP
filed 2000-06-28
CIK 854926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000
                                            OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24652

                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                              13-3533987
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 Madison Avenue, New York, New York                         10022
--------------------------------------                     -------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Title of Class
       Beneficial Assignment Certificates and Limited Partnership Interests

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----     ----

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

Index to exhibits may be found on page 97

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

INVESTMENT OBJECTIVES

The Partnership was formed to invest as a limited partner in other limited partnerships ("Local Partnerships"), each of which owns one or more leveraged low-income multi-family residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, the "Tax Credits"). The Partnership's investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership. As of March 31, 2000, the Partnership had acquired interests in forty-two Local Partnerships. As of March 31, 2000, approximately $58,000,000 of net proceeds had been invested in such Local Partnerships, representing all of the Partnership's net proceeds available for investment. Subsequent to March 31, 2000 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, Properties, below.

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

Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Housing Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Housing Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years.

The Partnership continues to meet its primary objective of generating Housing Tax Credits. However, there can be no assurance that the Partnership will continue to achieve any or all of its investment objectives.

The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

As of March 31, 2000, cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

COMPETITION
The real estate business is highly competitive and substantially all of the properties acquired are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in businesses which may compete with the Partnership.

EMPLOYEES
The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connec-tion with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

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

                                           LOCAL PARTNERSHIP SCHEDULE

Name and Location                                                 % of Units Occupied  at  May 1,
                                                               ------------------------------------
(Number of Units)                       Date Acquired          2000      1999    1998     1997     1996
-----------------                       -------------          ----      ----    ----     ----     ----
Parkside Townhomes
York, PA (53)                           September 1990           98%     100%      98%      91%      98%

Twin Trees
Layton, UT (43)                         October 1990             98%     100%      93%     100%     100%

Bennion (Mulberry)
Taylorsville, UT (80)                   October 1990             90%      98%      99%      99%     100%

Hunters Chase
Madison, AL (91)                        October 1990             89%      95%      94%      97%      97%

Wilshire Park
Huntsville, AL (65)                     October 1990             94%      89%      95%      92%      92%

Bethel Park
Bethel, OH (84)                         October 1990             95%      88%      86%      95%      93%

Zebulon Park
Owensville, OH (66)                     October 1990             96%      85%      89%      88%      97%

Tivoli Place
Murphreesboro, TN (61)                  October 1990             95%      98%      98%      97%     100%

Northwood (Hartwood)
Jacksonville, FL (110)                  October 1990             96%      97%     100%     100%     100%

Oxford Trace
Aiken, SC (29)                          October 1990             93%      97%      90%     100%     100%

Ivanhoe Apts.
Salt Lake City, UT (19)                 January 1991            100%     100%      89%      84%     100%

Washington Brooklyn
Brooklyn, NY (24)                       January 1991            100%     100%     100%      92%      96%



                                           LOCAL PARTNERSHIP SCHEDULE
                                                   (CONTINUED)

Name and Location                                                 % of Units Occupied  at  May 1,
                                                               ------------------------------------
(Number of Units)                       Date Acquired          2000      1999    1998     1997     1996
-----------------                       -------------          ----      ----    ----     ----     ----
Manhattan B (C.H. Development)
New York, NY (35)                       January 1991             94%      94%     100%     100%     100%

Davidson Court
Staten Island, NY (38)                  March 1991               95%      97%      92%      97%      97%

Magnolia Mews
Philadelphia, PA (63)                   March 1991              100%     100%     100%      98%     100%

Oaks Village
Whiteville, NC (40)                     March 1991               98%      93%     100%      95%     100%

Greenfield Village
Dunn, NC (40)                           March 1991              100%     100%      98%      98%     100%

Morris Avenue (CLM Equities)
Bronx, NY (58)                          April 1991              100%     100%     100%     100%     100%

Victoria Manor
Riverside, CA (112)                     April 1991               98%      94%      89%      91%      97%

Ogontz Hall
Philadelphia, PA (35)                   April 1991               84%      97%      94%      90%      87%

Eagle Ridge
Stoughton, WI (54)                      May 1991                 91%      96%      83%      72%      91%

Nelson Anderson
Bronx, NY (81)                          June 1991                99%      97%      98%      99%      93%

Abraham Lincoln Apts.
Irondequoit, NY (69)                    September 1991          100%      99%     100%     100%      97%

Wilson Street Apts. (Middletown)
Middletown, PA (44)                     September 1991          100%      98%     100%      96%     100%

Lauderdale Lakes
Lauderdale Lakes, FL (172)              October 1991             94%      94%      98%      98%     100%

Flipper Temple
Atlanta, GA (163)                       October 1991             97%     100%     100%     100%     100%

220 Cooper Street
Camden, NJ (29)                         December 1991           100%      70%     100%      77%      97%

Pecan Creek
Tulsa, OK (47)                          December 1991            98%      91%     100%     100%      98%



                                           LOCAL PARTNERSHIP SCHEDULE
                                                   (CONTINUED)

Name and Location                                                 % of Units Occupied  at  May 1,
                                                               ------------------------------------
(Number of Units)                       Date Acquired          2000      1999    1998     1997     1996
-----------------                       -------------          ----      ----    ----     ----     ----
Vendome
Brooklyn, NY (24)                       December 1991           100%     100%     100%     100%      96%

Rainer Villas
New Augusta, MS (20)                    December 1991           100%     100%     100%     100%     100%

Pine Shadow Apts.
Waveland, MS (48)                       December 1991           100%     100%     100%     100%     100%

Windsor Place
Wedowee, AL (24)                        December 1991           100%     100%     100%     100%     100%

Brookwood Apts.
Foley, AL (38)                          December 1991            97%     100%     100%     100%     100%

Heflin Hills Apts.
Heflin, AL (24)                         December 1991            96%     100%     100%     100%     100%

Shadowood Apts.
Stevenson, AL (24)                      December 1991            91%      96%      92%      92%      92%

Brittany Apts.
DeKalb, MS (25)                         December 1991           100%     100%     100%     100%     100%

Hidden Valley Apts.
Brewton, AL (40)                        December 1991           100%     100%     100%      95%     100%

Westbrook Square
Carthage, MS (32)                       December 1991            91%      91%      97%      88%     100%

Royal Pines Apts. (Warsaw Elderly)
Warsaw, KY (36)                         December 1991           100%     100%     100%     100%     100%

West Hill Square
Gordo, AL (24)                          December 1991           100%     100%     100%     100%     100%

Elmwood Manor
Picayune, MS (24)                       December 1991           100%     100%      96%     100%     100%

Harmony Gate Apts.
Los Angeles, CA (70)                    March 1992               96%      94%      97%      94%      96%

None of the subsidiary partnership's assets or revenue balances are greater than 10% of the total.

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

Management of the General Partners periodically reviews the physical state of the properties and suggests to the respective Local General Partners budget improvements which are generally funded from cash flow from operations or release of replacement reserve escrows.

Management of the General Partners periodically reviews the insurance coverage of the properties and believes such coverage is adequate.

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

The General Partners generally required that the general partners of the Local Partnerships ("Local General Partners") undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Operating Deficit Guarantees, amounts funded are treated as operating loans which do not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2000, all Operating Deficit Guarantees have expired and $316,138 of operating loans are outstanding. In cases where the General Partners deemed it appropriate, the obligations of a Local General Partner under the Operating Deficit Guarantees were secured by letters of credit and/or cash escrow deposits.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2000, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $ 72,896,000. All of the issued and outstanding Limited Partnership Interests have been issued to Freedom Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $ 72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs. As of May 7, 2000, the Partnership has 4,103 registered holders of an aggregate of 72,896 BACs.

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

There are no material restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2000. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                         For the years ended March 31,
                              -------------------------------------------------------------------------------------
OPERATIONS                         2000               1999             1998             1997             1996
----------                    --------------     --------------   --------------   --------------  ---------------
Revenues                         $ 14,333,134       $ 13,968,742     $ 13,504,955    $  13,270,634    $  12,999,861
Expenses                           18,617,952         18,748,002       18,672,456       18,666,634       18,120,329
Loss on impairment of                 500,000                  0        1,100,000                0                0
                               --------------     --------------   --------------   --------------  ---------------
  assets

Loss before minority               (4,784,818)        (4,779,260)      (6,267,501)      (5,396,000)      (5,120,468)
  interest and
  extraordinary item
Minority interest                      50,054             50,809           69,986           59,470           58,131
                               --------------     --------------   --------------   --------------  ---------------

Loss before extraordinary          (4,734,764)        (4,728,451)      (6,197,515)      (5,336,530)      (5,062,337)
  item
Extraordinary item -                        0                  0                0           87,262                0
                               --------------     --------------   --------------   --------------  ---------------
  forgiveness of
  indebtedness income
Net loss                        $  (4,734,764)     $  (4,728,451)   $  (6,197,515)   $  (5,249,268)   $  (5,062,337)
                               ==============     ==============   ==============   ==============  ===============
Per  BAC:
Loss before extraordinary
  item                          $      (64.30)     $      (64.22)   $      (84.17)   $      (72.48)   $      (68.75)
Extraordinary item                       0.00               0.00             0.00             1.19             0.00
                               --------------     --------------   --------------   --------------  ---------------

Net loss                        $      (64.30)     $      (64.22)   $      (84.17)   $      (71.29)   $      (68.75)
                               ==============     ==============   ==============   ==============  ===============

                                                                    March 31,
                              -------------------------------------------------------------------------------------
OPERATIONS                         2000               1999             1998             1997             1996
----------                    --------------     --------------   --------------   --------------  ---------------
Total assets                     $107,181,062       $111,946,154     $116,339,040     $122,394,464     $127,623,516
                               ==============     ==============   ==============   ==============  ===============

Mortgage notes payable            $69,914,088      $  70,447,844    $  71,068,616    $  71,673,532    $  72,249,613
                               ==============     ==============   ==============   ==============  ===============

Total liabilities                 $79,522,764      $  79,491,693     $ 79,548,347    $  79,120,739    $  79,110,848
                               ==============     ==============   ==============   ==============  ===============

Total partners' capital           $19,669,754      $  24,407,636     $ 29,133,636    $  35,327,274    $  40,582,160
                               ==============     ==============   ==============   ==============  ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

During the year ended March 31, 2000, the primary sources of liquidity included working capital, interest earned on working capital, and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

Working capital of approximately $116,000 remains as of March 31, 2000. It is used to pay operating expenses of the Partnership, including Partnership management fees payable to the General Partners and advances to Local Partnerships if warranted. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the next year.

During the fiscal year ended March 31, 2000, cash and cash equivalents of the Partnership and its forty-two Local Partnerships increased approximately $340,000 as a result of cash flow provided by operating activities ($1,630,000) and proceeds from the sale of marketable securities ($40,000) which exceeded capital improvements ($715,000), a decrease in the capitalization of consolidated subsidiaries attributable to minority interest ($8,000), a net increase in due to local general partners and affiliates ($73,000) and repayments of mortgage loans ($534,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is depreciation and amortization ($5,155,000).

During the years ended March 31, 2000 ("Fiscal Year 2000"), March 31, 1999 ("Fiscal Year 1999") and March 31, 1998 ("Fiscal Year 1998") the amounts received from the Local Partnerships were $24,406, $16,630 and $15,709, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions, as well as the working capital referred to in the paragraph above, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $3,504,000 and $2,828,000 were accrued and unpaid as of March 31, 2000 and 1999, respectively. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by
Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate.

MAHRA went into effect on September 11, 1998 when interim regulations implementing the program were published. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

On October 21, 1998 President Clinton signed the Fiscal Year 1999 Departments of Veteran Affairs, Housing and Urban Development and Independent Agencies Appropriation Legislation into law. The bill provides, among other things, that owners of a property that was eligible for prepayment had to give notice of such prepayment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for tenant-based vouchers for eligible tenants (generally below 80% of area median income) at the true comparable market rents for unassisted units in order to protect current residents from substantial increases in rent.

Effective January 1, 1999 the State of California now requires owners of a property benefiting from FHA insured mortgages under Section 236 or 221(a)(3) to provide a nine month notice of contract termination or prepayment of the FHA insured loan. In addition, the owner must offer the properties for sale to those entities who agree to maintain the property as affordable housing.

On October 20, 1999, President Clinton signed the Fiscal Year 2000 VA, the HUD Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000" reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market. As of December 31, 1999, none of the Local Partnerships have opted to enter the Mark-to-Market Program and therefore this has no impact on the Partnership.

For a discussion of contingencies affecting a certain Local Partnership, see "Results of Operations of a Certain Local Partnership" below. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnership, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership would eliminate the ability to generate future Housing Tax Credits from such Local Partnership and may also result in recapture of Housing Tax Credits if the investment is lost before the expiration of the Credit Period.

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

RESULTS OF OPERATIONS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Partnership periodically compares the carrying value of its properties to its estimate of the sum of undiscounted future cash flows and the fair value of remaining tax credits, to determine if the carrying value of the property is impaired. If the property is considered impaired based on this analysis, an impairment loss is recorded in order to write down the property to its fair value. The determination of fair value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. During the year ended March 31, 2000, there was a $500,000 loss on the impairment of one asset. Through March 31, 2000, the Partnership has recorded $1,600,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the fiscal years ended March 31, 2000, 1999 and 1998.

The Partnership's primary source of income continues to be rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The Partnership received rental subsidies which amounted to approximately $2,827,000, $2,737,000 and $2,447,000 for the years ended March 31, 2000, 1999 and 1998, respectively. The related rental subsidy programs have expiration dates that either expire subsequent to the year 2000 or terminate upon total disbursement of the assistance obligation.


2000 VS. 1999
Rental income increased approximately 2% for the year ended March 31, 2000 as compared to 1999 primarily due to rental rate increases.

No major expense categories, excluding the loss on impairment of assets, changed more than 5% for the year ended March 31, 2000 as compared to 1999.

1999 VS. 1998
Rental income increased approximately 3% for the year ended March 31, 1999 as compared to 1998 primarily due to rental rate increases.

No major expense categories, excluding the loss on impairment of assets, changed more than 7% for the year ended March 31, 1999 as compared to 1998.

RESULTS OF OPERATIONS OF A CERTAIN LOCAL PARTNERSHIP

EAGLE RIDGE LIMITED PARTNERSHIP

In fiscal 1998, Eagle Ridge Limited Partnership ("Eagle Ridge") entered into a Forbearance Agreement with the Wisconsin Housing and Economic Development Authority ("WHEDA") as a result of Eagle Ridge's failure to pay all the required installment payments under its mortgage note. Under the terms of the agreement, WHEDA has agreed to temporarily forego the enforcement of its rights and remedies against Eagle Ridge through December 31, 1998 and to continue to extend Eagle Ridge financing provided that Eagle Ridge complies with certain conditions. The Forbearance Agreement was extended through December 31, 2000, and Eagle Ridge is currently negotiating with WHEDA to permanently restructure the loan. The conditions of the agreement consist of, but are not limited to:
(1) monthly payments of escrow and reserve deposits; (2) monthly payments of principal and interest limited to the lower of 100% of net operating income ("NOI") or 5% of the regularly scheduled monthly note payment (base payment);
(3) 75% of the monthly NOI in excess of the base payment for principal and interest; and (4) the remaining 35% of NOI in excess of the base payment is to be paid as an incentive management fee to the management agent.

As of January 1, 1999, Gorman and Company, Inc., a Madison, Wisconsin based developer/manager, was admitted as the General Partner of Eagle Ridge, and Freedom SLP, L.P. withdrew as General Partner. Gorman and Company, Inc. also will continue as managing agent of Eagle Ridge.

OTHER

The Partnership continues to meet its primary objective of generating Housing Tax Credits. Housing Tax Credits are generated by a Property over a ten-year period commencing as each Property is leased to qualified tenants. During the years ended March 31, 2000, 1999 and 1998, the Housing Tax Credits received by the Partnership totaled $11,200,999, $11,200,999 and $11,208,964, respectively. Based on the fact that certain Local Partnerships' tax credits will be expiring in the year 2001, the Partnership expects the total tax credits to be received to be less than those of prior years.

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

The Partnership does not anticipate that it will be in a position to make cash distributions at any time prior to the disposition of the Properties. If distributions of operating cash flow are made, it is expected that they will be limited. As of March 31, 2000, no such distributions have been made.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is not exposed to market risk since its mortgage indebtedness bears fixed rates of interest.

Item 8.  Financial Statements and Supplementary Data.

                                                                                              Sequential
                                                                                                  Page
                                                                                              ----------
(a) 1.   Financial Statements

         Independent Auditors' Reports                                                            16

         Consolidated Balance Sheets as of March 31, 2000 and 1999                                75

         Consolidated Statements of Operations for the years ended March 31,
         2000, 1999 and 1998                                                                      76

         Consolidated Statements of Changes in Partners' Capital (Deficit) for the years
         ended March 31, 2000, 1999 and 1998                                                      77

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2000, 1999 and 1998                                                            78

         Notes to Consolidated Financial Statements                                               80

                          INDEPENDENT AUDITORS' REPORT



The Partners
Freedom Tax Credit Plus L.P.:


We have audited the accompanying consolidated balance sheets of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the years in the three-year period ended March 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules. These consolidated financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits. We did not audit the financial statements of 18 and 27 of the consolidated partnerships, which statements reflect combined assets constituting 48% and 44% as of March 31, 2000 and 1999, and combined revenues constituting 37%, 42% and 43% for 2000, 1999 and 1998, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP
KPMG LLP


New York, New York
June 2, 2000

[Letterhead of McKonly & Asbury LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Parkside Townhomes Associates
Lancaster, Pennsylvania

We have audited the accompanying balance sheets of Parkside Townhomes Associates (a limited partnership), as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Townhomes Associates at December 31, 1999 and 1998, and its income, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and Pennsylvania Housing Finance Agency's HOMES Financial Reporting Manual, we have also issued a report dated February 11, 2000 on our consideration of Parkside Townhomes Associates internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

/s/ McKonly & Asbury LLP
Harrisburg, Pennsylvania
February 11, 2000

[Letterhead of McKonly & Asbury LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Parkside Townhomes Associates
Lancaster, Pennsylvania

We have audited the accompanying balance sheets of Parkside Townhomes Associates (a limited partnership), as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Townhomes Associates at December 31, 1998 and 1997, and its income, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and Pennsylvania Housing Finance Agency's HOMES Financial Reporting Manual, we have also issued a report dated February 5, 1999 on our consideration of Parkside Townhomes Associates internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

/s/ McKonly & Asbury LLP
Harrisburg, Pennsylvania
February 5, 1999

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ivanhoe Apartments Limited Partnership

We have audited the accompanying balance sheet of Ivanhoe Apartments Limited Partnership (a Limited Partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivanhoe Apartments Limited Partnership at December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 13, 2000

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ivanhoe Apartments Limited Partnership

We have audited the accompanying balance sheet of Ivanhoe Apartments Limited Partnership (a Limited Partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivanhoe Apartments Limited Partnership at December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 15, 1999

[Letterhead of Friedman Alpren & Green LLP]

INDEPEDENT AUDITOR'S REPORT

TO THE PARTNERS OF WASHINGTON BROOKLYN LIMITED PARTNERSHIP

We have audited the accompanying balance sheet of WASHINGTON BROOKLYN LIMITED PARTNERSHIP as of December 31, 1999, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WASHINGTON BROOKLYN LIMITED PARTNERSHIP as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Friedman Alpren & Green LLP
New York, New York
January 28, 2000

[Letterhead of Friedman Alpren & Green LLP]

INDEPEDENT AUDITOR'S REPORT

TO THE PARTNERS OF WASHINGTON BROOKLYN LIMITED PARTNERSHIP

We have audited the accompanying balance sheet of WASHINGTON BROOKLYN LIMITED PARTNERSHIP as of December 31, 1998, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WASHINGTON BROOKLYN LIMITED PARTNERSHIP as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Friedman Alpren & Green LLP
New York, New York
January 15, 1999

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

/s/ Rubin & Katz LLP
New York, New York
February 18, 1998

[Letterhead of Richard J. Klinkowitz]

To the Partners
C-H DEVELOPMENT GROUP ASSOCIATES
(A LIMITED PARTNERSHIP)
625 Madison Avenue
New York, New York 10022

Gentlemen:

I have audited the accompanying balance sheet of C-H DEVELOPMENT GROUP ASSOCIATES (a New York Limited Partnership) as of December 31, 1999 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on the audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H DEVELOPMENT GROUP ASSOCIATES as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Richard J. Klinkowitz
Far Rockaway, New York
February 20, 2000

[Letterhead of Richard J. Klinkowitz]

To the Partners
C-H DEVELOPMENT GROUP ASSOCIATES
(A LIMITED PARTNERSHIP)
625 Madison Avenue
New York, New York 10022

Gentlemen:

I have audited the accompanying balance sheet of C-H DEVELOPMENT GROUP ASSOCIATES (a New York Limited Partnership) as of December 31, 1998 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on the audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H DEVELOPMENT GROUP ASSOCIATES as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Richard J. Klinkowitz
Far Rockaway, New York
February 22, 1999

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

Respectfully submitted,

/s/ Richard J. Klinkowitz
Far Rockaway, New York
February 27, 1998

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS'REPORT

To the Partners Davidson Court, L.P.

We have audited the accompanying balance sheets of Davidson Court, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Court, L.P., as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
January 24, 2000

[Letterhead of Haefele, Flanagan & Co., p.c.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Magnolia Mews Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Haefele, Flanagan & Co., p.c.
Moorestown, New Jersey
January 19, 1999

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

/s/ Haefele, Flanagan & Co. p.c.
Moorestown, New Jersey
January 23, 1998

[Letterhead of Snipes, Gower & Associates, P.A.]

The Partners
The Oaks Village Limited Partnership
Dunn, North Carolina

We have audited the accompanying balance sheets of The Oaks Village Limited Partnership, Project No. 38-024-561572445 as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of The Oaks Village Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financia I statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Village Limited Partnership, Project No. 38-024-561572445 as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 2000 on our consideration of The Oaks Village Limited Partnership's internal control and a report dated January 20, 2000 on its compliance with laws and regulations applicable to the financial statements.

/s/ Snipes, Gower & Assoc., P.A.
Dunn, North Carolina
January 20, 2000

[Letterhead of Snipes, Gower & Associates, P.A.]

The Partners
The Oaks Village Limited Partnership
Dunn, North Carolina

We have audited the accompanying balance sheets of The Oaks Village Limited Partnership, Project No. 38-024-561572445 as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of The Oaks Village Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financia I statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Village Limited Partnership, Project No. 38-024-561572445 as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1999 on our consideration of The Oaks Village Limited Partnership's internal control and a report dated January 22, 1999 on its compliance with laws and regulations applicable to the financial statements.

/s/ Snipes, Gower & Assoc., P.A.
Dunn, North Carolina
January 22, 1999

[Letterhead of Snipes, Gower & Associates, P.A.]

The Partners
Greenfield Village Limited Partnership
Dunn, North Carolina

We have audited the accompanying balance sheets of Greenfield Village Limited Partnership, Project No.: 38-043-561614646, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Greenfield Village Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Village Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplement information on Page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2000 on our consideration of Greenfield Village Limited Partnership's internal control and a report dated January 19, 2000 on its compliance with laws and regulations applicable to the financial statements.

/s/ Snipes, Gower & Associates, P.A.
Dunn, North Carolina
January 19, 2000

[Letterhead of Snipes, Gower & Associates, P.A.]

The Partners
Greenfield Village Limited Partnership
Dunn, North Carolina

We have audited the accompanying balance sheets of Greenfield Village Limited Partnership, Project No.: 38-043-561614646, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Greenfield Village Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Village Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1999 on our consideration of Greenfield Village Limited Partnership's internal control and a report dated January 22, 1999 on its compliance with laws and regulations applicable to the financial statements.

/s/ Snipes, Gower & Associates, P.A.
Dunn, North Carolina
January 22, 1999

[Letterhead of KOCH GERINGER & CO., LLP]

INDEPENDENT Auditor's Report

To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of December 31, 1999 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of December 31, 1999 and the results of its operations, changes in its partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ KOCH GERINGER & CO., LLP
Certified Public Accountants
New York, New York
January 18, 2000

[Letterhead of KOCH GERINGER & CO., LLP]

INDEPENDENT Auditor's Report

To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of December 31, 1998 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of December 31, 1998 and the results of its operations, changes in its partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ KOCH GERINGER & CO., LLP
Certified Public Accountants
New York, New York
January 15, 1999

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

/s/ KOCH GERINGER & CO., LLP
Certified Public Accountants
New York, New York
January 14, 1998

[Letterhead of NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Victoria Manor Associates
Beverly Hills, California

We have audited the accompanying balance sheet of Victoria Manor Associates (a California limited partnership), as of December 31, 1999, and the related statements of partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Manor Associates as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Nanas, Stern, Biers, Neinstein and Co. LLP
January 12, 2000
Beverly Hills, California

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

/s/ Nanas, Stern, Biers, Neinstein and Co. LLP
January 22, 1998
Beverly Hills, California

[Letterhead of Fishbein & Company, P.C.]

INDEPENDENT AUDITOR'S REPORT
Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of OGONTZ HALL INVESTORS (A Limited Partnership), PHFA Project No. 0-0116, as of December 31, 1999 and 1998, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2000, on our consideration of Ogontz Hall Investors' internal control structure and a report dated January 21, 2000, on compliance.

/s/ Fishbein & Company, P.C.
Elkins Park, PA
January 21, 2000

[Letterhead of Fishbein & Company, P.C.]

INDEPENDENT AUDITOR'S REPORT
Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of OGONTZ HALL INVESTORS (A Limited Partnership), PHFA Project No. 0-0116, as of December 31, 1998 and 1997, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1999, on our consideration of Ogontz Hall Investors' internal control structure and a report dated January 25, 1999, on compliance.

/s/ Fishbein & Company, P.C.
Elkins Park, PA
January 25, 1999

[Letterhead of Virchow, Krause & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Eagle Ridge Limited Partnership
Madison, Wisconsin

We have audited the balance sheets of Eagle Ridge Limited Partnership WHEDA Project No. 011/001138 as of December 31, 1999 and 1998, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Ridge Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP
Madison, Wisconsin
January 21, 2000

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

/s/ Suby, Von Haden & Associates, S.C.
Madison, Wisconsin
January 14, 1998

[Regen, Benz & MacKenzie, C.P.A's, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Nelson Anderson Affordable Housing
Limited Partnership

We have audited the accompanying balance sheet of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 1999, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 1999, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Regen, Benz & MacKenzie
New York, New York
February 25, 2000

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 31, 1998

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C.]

Report of INDEPENDENT Accountants

To the Partners
Conifer Irondequoit Associates
(A Limited Partnership)
Irondequoit, New York

We have audited the accompanying balance sheet of Conifer Irondequoit Associates (A Limited Partnership), as of December 31, 1999 and the related statements of changes in partners' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Conifer Irondequoit Associates as of December 31, 1998, were audited by other auditors whose report dated January 25, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Irondequoit Associates (A Limited Partnership) as of December 31, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Rochester, New York
February 8, 2000

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

/s/ Coopers & Lybrand L.L.P.
Rochester, New York
February 5, 1998

[Letterhead of ZINER, KENNEDY & LEHAN LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Middletown Associates

We have audited the accompanying balance sheets of Middletown Associates (a Pennsylvania limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ ZINER, KENNEDY & LEHAN LLP
Quincy, Massachusetts
January 15, 2000

[Letterhead of ZINER & COMPANY, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Middletown Associates

We have audited the accompanying balance sheets of Middletown Associates (a Pennsylvania limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ ZINER & COMPANY, P.C.
Boston, Massachusetts
January 15, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners of
220 Cooper Street, L.P.

We have audited the accompanying balance sheet of 220 Cooper Street, L.P., as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of December 31, 1998, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 11, 1999

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 6, 1998

[ARCHAMBO, MUEGGENBORG & DICK, INC. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pecan Creek Limited Partnership
Bartlesville, Oklahoma

We have audited the accompanying balance sheets of Pecan Creek Limited Partnership, HUD Project No. FHA 118-35121 (a limited partnership), as of December 31, 1999 and 1998 and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Creek Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in its partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued reports dated January 25, 2000 on our consideration of Pecan Creek Limited Partnership's internal control, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD program transactions, and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information shown on pages 16-18 and the information transmitted to the Department of Housing and Urban Development (HUD) is prepared for the purpose of additional analysis and is not a required part of the financial statements of Pecan Creek Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/ Archambo, Mueggenborg & Dick, Inc.
Deborah E. Mueggenborg, Audit Partner
Certified Public Accountants
73-143990
Bartsville, Oklahoma
January 25, 2000

[ARCHAMBO, MUEGGENBORG & DICK, INC. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pecan Creek Limited Partnership
Bartlesville, Oklahoma

We have audited the accompanying balance sheets of Pecan Creek Limited Partnership, HUD Project No. FHA 118-35121 (a limited partnership), as of December 31, 1998 and 1997 and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Creek Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in its partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued reports dated January 25, 1999 on our consideration of Pecan Creek Limited Partnership's internal control, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD program transactions, and specific requirements applicable to Affirmative Fair Housing.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information shown on pages 15-17 and the information transmitted to the Department of Housing and Urban Development (HUD) is prepared for the purpose of additional analysis and is not a required part of the financial statements of Pecan Creek Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/ Archambo, Mueggenborg & Dick, Inc.
Certified Public Accountants
Bartlesville, Oklahoma
January 25, 1999

[Letterhead of AGBIMSON & CO., PLLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1999, and the related statements of Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We are unable to obtain adequate support for the carrying value for the building construction and rehabilitation costs included in the fixed assets at December 31, 1999, which also affected material amounts included in the Statements of Loss and Partners' Capital for the year then ended as described in Note 10.

In our opinion, except for the effects on the financial statements of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the carrying value of building and rehabilitation costs, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
February 11, 2000

[Letterhead of AGBIMSON & CO., PLLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1998, and the related statements of Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We are unable to obtain adequate support for the carrying value for the building construction and rehabilitation costs included in the fixed assets at December 31, 1998, which also affected material amounts included in the Statements of Loss and Partners' Capital for the year then ended as described in Note 10.

In our opinion, except for the effects on the financial statements of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the carrying value of building and rehabilitation costs, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
February 10, 1999

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

/S/ AGBIMSON & CO., PLLC
Rockville Centre, New York
February 17, 1998

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Augusta Associates, Ltd.
New Augusta, Mississippi

We have audited the accompanying balance sheets of New Augusta Associates, Ltd. a limited partnership, RHS Project No.: 28-056-640665470 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Augusta Associates, Ltd., RHS Project No.: 28-056-640665470 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 1999 on our consideration of New Augusta Associates, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pine Shadow, Ltd.
Waveland, Mississippi

We have audited the accompanying balance sheets of Pine Shadow, Ltd. a limited partnership, RHS Project No.: 28-023-640661063 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Shadow, Ltd., RHS Project
No.: 28-023-640661063 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated Februory 25, 1999 on our consideration of Pine Shadow, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Windsor Place, L.P.
Wedowee, Alabama

We have audited the accompanying balance sheets of Windsor Place, L.P. a limited partnership, RHS Project No.: 01-056-631024917 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of Windsor Place, L.P., RHS Project No.: 01-056-631024917 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 1999 on our consideration of Windsor Place, L.P., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookwood Associates, Ltd.
Foley, Alabama

We have audited the accompanying balance sheets of Brookwood Associates, Ltd., a limited partnership, RHS Project No.: 01-002-621394754 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Associates, Ltd., RHS Project No.: 01-002-621394754 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 1999 on our consideration of Brookwood Associates, Ltd.,'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Heflin Hills Apartments, Ltd.
Heflin, Alabama

We have audited the accompanying balance sheets of Heflin Hills Apartments, Ltd., a limited partnership, RHS Project No.: 01-015-631039371 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heflin Hills Apartments, Ltd., RHS Project No.: 01-015-631039371 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 1999 on our consideration of Heflin Hills Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 18, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]
INDEPENDENT AUDITORS' REPORT

To the Partners
Shadowood Apartments, Ltd.
Stevenson, Alabama

We have audited the accompanying balance sheets of Shadowood Apartments, Ltd., a limited partnership, RHS Project No.: 01-036-631030182 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of Shadowood Apartments, Ltd., RHS Project No.: 01-036-631030182 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 1998 on our consideration of Shadowood Apartments, Ltd's., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 1999

[Letterhead of Donald W. Causey & Associates, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Brittany Associates, L.P.
Dekalb, Ms.

We have audited the accompanying balance sheets of Brittany Associates, L.P., a limited partnership, RHS Project No.: 28-035-581896085 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brittany Associates, L.P. RHS Project No.: 28-035-581896085 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 1999 on our consideration of Brittany Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hidden Valley Apartments, Ltd.
Brewton, Alabama

We have audited the accompanying balance sheets of Hidden Valley Apartments, Ltd. a limited partnership, RHS Project No.: 01-027-631025600 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Valley Apartments, Ltd. RHS Project No.: 01-027-631025600 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 1999 on our consideration of Hidden Valley Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 1999

[Letterhead of Bob T. Robinson]

To the Partners
Westbrook Square, Ltd.

INDEPENDENT Auditor's Report

I have audited the accompanying balance sheet of Westbrook Square, Ltd. (RD Case number 28-040-640770978) as of December 31, 1999 and 1998 and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westbrook Square, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

The annual budgets of Westbrook Square, Ltd. included in the accompanying prescribed form RD 1930-7 (Rev 10-96) have not been compiled or examined by me, and, accordingly, I do not express an opinion or any other form of assurance on them.

/s/ Bob T. Robinson
Jackson, Mississippi
February 29, 2000

[Letterhead of Bob T. Robinson]

To the Partners
Westbrook Square, Ltd.

INDEPENDENT Auditor's Report

I have audited the accompanying balance sheet of Westbrook Square, Ltd. (RD Case number 28-040-640770978) as of December 31, 1998 and 1997 and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westbrook Square, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Bob T. Robinson
Jackson, Mississippi
February 26, 1999

[Letterhead of DONALD W. CAUSEY, CPA, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Warsaw Elderly Housing, Ltd.
Warsaw, Kentucky

I have audited the accompanying balance sheets of Warsaw Elderly Housing, Ltd., a limited partnership, RHS Project No.: 20-039-621409235 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Elderly Housing, Ltd., RHS Project No.: 20-039-621409235 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 25, 1999 on my consideration of Warsaw Elderly Housing, Ltd., internal control structure and a report dated February 25, 1999 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 25, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Hill Square, Ltd.
Gordo, Alabama

We have audited the accompanying balance sheets of West Hill Square, Ltd., a limited partnership, RHS Project No.: 01-054-631010865 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Hill Square, Ltd., RHS Project No.: 01-054-631010865 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 1999 on our consideration of West Hill Square, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Elmwood Associates, L.P.
Picayune, Mississippi

We have audited the accompanying balance sheets of Elmwood Associates, L.P., a limited partnership, RHS Project No.: 28-055-640804193 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perforin the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Associates, L.P., RHS Project No.: 28-055-640804193 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 1999 on our consideration of Elmwood Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 1999

[Letterhead of Grant Thornton LLP

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Harmony Associates

Ihave audited the accompanying balance sheet of Harmony Associates, L.P. as of
 December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Associates, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP
Los Angeles, California
January 13, 2000

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2000 and 1999

                                     ASSETS

                                                                                     2000                1999
                                                                               --------------       -------------
Property and equipment - (at cost, net of accumulated
  depreciation of $ 44,409,197 and $39,508,462,
  respectively) (Notes 4 and 6)                                                   $98,567,972        $103,215,088
Cash and cash equivalents                                                           1,483,417           1,143,642
Investment in marketable securities (Note 2)                                          113,553             156,635
Cash held in escrow                                                                 4,311,637           4,282,886
Deferred costs (net of accumulated amortization of
  $1,316,082 and $1,492,630, respectively) (Note 5)                                 1,622,786           1,915,961
Other assets                                                                        1,081,697           1,231,942
                                                                               --------------       -------------

Total Assets                                                                     $107,181,062        $111,946,154
                                                                               ==============       =============

                                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 6)                                                   $69,914,088       $  70,447,844
Accounts payable and other liabilities                                              2,109,616           2,517,628
Due to local general partners and affiliates (Note 7)                               3,392,393           3,333,005
Due to general partners and affiliates (Note 7)                                     4,106,667           3,193,216
                                                                               --------------       -------------

Total Liabilities                                                                  79,522,764          79,491,693
                                                                               --------------       -------------

Minority interests                                                                  7,988,544           8,046,825
                                                                               --------------       -------------

Partners' Capital (Deficit)
Limited partners (72,896 BACs
  issued and outstanding)                                                          20,145,096          24,832,512
General partners                                                                     (484,035)           (436,687)
Accumulated other comprehensive income:
Unrealized gain on marketable securities                                                8,693              11,811
                                                                               --------------       -------------

Total Partners' Capital (Deficit)                                                  19,669,754          24,407,636
                                                                               --------------       -------------

Commitments and Contingencies (Notes 7 and 9)

Total Liabilities and Partners' Capital (Deficit)                                $107,181,062        $111,946,154
                                                                               ==============       =============

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2000, 1999 and 1998
                                                                    2000              1999                1998
                                                                -----------       -----------         -----------
Revenues:
Rental income                                                   $12,992,738       $12,677,742         $12,259,111
Other                                                             1,340,396         1,291,000           1,245,844
                                                                -----------       -----------         -----------

                                                                 14,333,134        13,968,742          13,504,955
                                                                -----------       -----------         -----------
Expenses:

Repairs and maintenance                                           2,237,190         2,297,076           2,169,227
Operating and other                                               1,694,083         1,612,461           1,700,952
Real estate taxes                                                   940,475           914,245             940,864
Interest                                                          4,584,473         4,779,509           4,835,092
Depreciation and amortization (Notes 4 and 5)                     5,154,833         5,128,916           5,228,209
General and administrative                                        2,470,982         2,466,519           2,296,475
General and administrative-related parties
  (Note 7)                                                        1,535,916         1,549,276           1,501,637
Loss on impairment of assets (Note 4)                               500,000                 0           1,100,000
                                                                -----------       -----------         -----------

                                                                 19,117,952        18,748,002          19,772,456
                                                                -----------       -----------         -----------

Loss before minority interest                                    (4,784,818)       (4,779,260)         (6,267,501)

Minority interest in loss of subsidiaries                            50,054            50,809              69,986
                                                                -----------       -----------         -----------
Net loss                                                        $(4,734,764)      $(4,728,451)        $(6,197,515)
                                                                ===========       ===========         ===========

Net loss - limited partners                                     $(4,687,416)      $(4,681,166)        $(6,135,540)
                                                                ===========       ===========         ===========

Number of BACs outstanding                                           72,896            72,896              72,896
                                                                ===========       ===========         ===========

Net loss per BAC                                                $    (64.30)      $    (64.22)        $    (84.17)
                                                                ===========       ===========         ===========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    YEARS ENDED MARCH 31, 2000, 1999 and 1998

                                                                                  Accumulated
                                                                                     Other
                                                         Limited      General     Comprehensive     Comprehensive
                                            Total        Partners     Partners    Income (Loss)     Income (Loss)
                                         -----------   -----------   ----------   -------------     -------------
Partners' capital (deficit) -
  March 31, 1997                         $35,327,274   $35,649,218   $(327,427)    $    5,483

Comprehensive Income (Loss):
Net loss                                  (6,197,515)   (6,135,540)    (61,975)             0        (6,197,515)

Other Comprehensive Income (Loss):
Net unrealized gain on
  marketable securities                        3,877             0           0          3,877             3,877
                                          ----------    ----------    --------      ---------        ----------

Total Comprehensive Income (Loss)                                                                   $(6,193,638)
                                                                                                     ==========

Partners' capital (deficit) -
  March 31, 1998                          29,133,636    29,513,678    (389,402)         9,360

Comprehensive Income (Loss):
Net loss                                  (4,728,451)   (4,681,166)    (47,285)             0        (4,728,451)

Other Comprehensive Income (Loss):
Net unrealized gain on
  marketable securities                        2,451             0           0          2,451             2,451
                                          ----------    ----------    --------      ---------        ----------

Total Comprehensive Income (Loss)                                                                   $(4,726,000)
                                                                                                     ==========

Partners' capital (deficit) -
  March 31, 1999                          24,407,636    24,832,512    (436,687)        11,811

Comprehensive Income (Loss):
Net loss                                  (4,734,764)   (4,687,416)    (47,348)             0        (4,734,764)

Other Comprehensive (Loss) Income:
Net unrealized (loss) on
  marketable securities                       (3,118)            0           0         (3,118)           (3,118)
                                          ----------    ----------    --------      ---------        ----------

Total Comprehensive Income (Loss)                                                                   $(4,737,882)
                                                                                                     ===========

Partners' capital (deficit) -
  March 31, 2000                         $19,669,754   $20,145,096   $(484,035)    $    8,693
                                          ==========    ==========    ========      =========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2000, 1999 and 1998

                                                                   2000              1999                1998
                                                               ------------      ------------        ------------
Cash flows from operating activities:
Net loss                                                        $(4,734,764)      $(4,728,451)        $(6,197,515)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization                                     5,154,833         5,128,916           5,228,209
Loss on impairment of assets                                        500,000                 0           1,100,000
Gain on sale of investments                                             (36)                0                   0
Minority interest in loss of subsidiaries                           (50,054)          (50,809)            (69,986)
Decrease (increase) in other assets                                 150,245          (316,811)            217,871
(Decrease) increase in accounts payable and other
  liabilities                                                      (408,012)         (303,159)             22,452
Increase in cash held in escrow                                     (28,751)         (407,462)           (351,074)
Increase in due to general partners
  and affiliates                                                    913,451           793,720             715,126
Increase in due to local general partners
  and affiliates                                                    134,944            37,030             111,226
Decrease in due to local general partners
  and affiliates                                                     (2,141)          (30,823)            (14,163)
                                                                 ----------       -----------          ----------

Net cash provided by operating activities                         1,629,715           122,151             762,146
                                                                 ----------       -----------          ----------

Cash flows from investing activities:

Additions to property and equipment                                (714,542)         (522,078)           (364,368)
Purchase of marketable securities available for sale                      0                 0             (39,964)
Proceeds from sale of marketable securities                          40,000                 0                   0
Increase in due to local general partners
  and affiliates                                                          0             9,369              33,390
Decrease in due to local general partners
  and affiliates                                                   (258,262)         (209,730)            (79,969)
                                                                 ----------       -----------          ----------

Net cash used in investing activities                              (932,804)         (722,439)           (450,911)
                                                                 ----------       -----------          ----------

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2000, 1999 and 1998
                                   (continued)

                                                                   2000              1999                1998
                                                               ------------      ------------        ------------
Cash flows from financing activities:
Repayments of mortgage loans                                       (533,756)         (620,772)           (604,916)
Increase in deferred costs                                                0                 0                 (40)
Increase in due to local general partners
  and affiliates                                                    342,262           293,000             296,051
Decrease in due to local general partners
  and affiliates                                                   (157,415)          (25,289)            (51,589)
(Decrease) increase in capitalization of
  consolidated subsidiaries attributable to
  minority interest                                                  (8,227)          440,577            (219,408)
                                                                 ----------       -----------          ----------

Net cash (used in) provided by financing activities                (357,136)           87,516            (579,902)
                                                                 ----------       -----------          ----------

Net increase (decrease) in cash and cash equivalents                339,775          (512,772)           (268,667)

Cash and cash equivalents at beginning of year                    1,143,642         1,656,414           1,925,081
                                                                 ----------       -----------          ----------

Cash and cash equivalents at end of year                         $1,483,417        $1,143,642          $1,656,414
                                                                  =========         =========           =========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                           $3,545,171        $3,549,238          $3,626,429
                                                                  =========         =========           =========

Supplemental disclosure of non-cash financing and investing activities:

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 and 1998

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

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986. Some of the complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credits"). During Fiscal Years 2000, 1999 and 1998, the Partnership generated $11,200,999, $11,200,999 and $11,208,964, respectively, in Housing Tax Credits. There were no Historic Tax Credits generated in the 1999, 1998 and 1997 tax years.

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

The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the next year.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting and Presentation

The Partnership's fiscal year ends on March 31. All subsidiaries have calendar year ends. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31, in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 42 subsidiary partnerships, in which the Partnership is a limited partner, with an ownership interest ranging from approximately 98% to 99%. All intercompany accounts and transactions with

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 and 1998

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

d)  Investment in Marketable Securities

The Partnership applies the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2000 and 1999 the Partnership has classified its securities as available-for-sale.

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

The determination of fair value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 and 1998


carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. During the year ended March 31, 2000, there was a $500,000 loss on impairment of assets. Through March 31, 2000 the Partnership has recorded $1,600,000 as a loss on impairment of assets.

Property and equipment are depreciated over their estimated useful lives, which range from 20 to 40 years for properties. Property is depreciated using an accelerated or straight-line method. Equipment lives range from 5 to 7 years and are depreciated on a straight-line basis.

g)  Acquisition Fees and Costs

At investor closings, the General Partners were paid a property acquisition fee (equal to 6% of the gross proceeds) for evaluating and screening real property to be acquired. Acquisition fees and other acquisition expenses incurred by the Partnership were charged to the property accounts based on the costs of properties acquired.

h)  Rental income

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The Partnership received rental subsidies which amounted to approximately $ 2,827,000, $2,737,000 and $2,447,000 for the years ended March 31, 2000, 1999 and 1998, respectively. The related rental subsidy programs have expiration dates that either expire subsequent to the year 2000 or terminate upon total disbursement of the assistance obligation.

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

j)  Operating Deficit Guarantees

Amounts received under Operating Deficit Guarantees from the local general partners are treated as operating loans which will not bear interest and will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2000, all Operating Deficit Guarantees have expired.

k)  Other Comprehensive Income

The Partnership adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME on April 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The financial statements for earlier periods, provided for comparative purposes, have been reclassified as required. The accumulated balance of other comprehen-

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 and 1998


sive income is displayed as a separate component of Partners' Capital on the consolidated balance sheet.

l)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions relating to reporting of assets, liabilities, revenues and expenses disclosed in the consolidated financial statements. Accordingly, actual results could differ from those estimates.

m)  Deferred Costs

In April of 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities". This statement provides guidance on the financial reporting of start-up costs and organization costs. This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1998. Such change in accounting principle amounted to approximately $139,000 for the year ended March 31, 2000.

n) Net Loss Per BAC

Net loss per BAC is computed based on the net loss for the period attributed to BAC Holders, divided by the number of BACs outstanding for the period. The number of BACs outstanding for each of the years ended March 31, 2000, 1999 and 1998 was 72,896.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 and 1998


The estimated fair values of the Partnership's mortgage note payable are as follows:

                                             March 31, 2000               March 31, 1999
                                      --------------------------    --------------------------
                                       Carrying                      Carrying
                                        Amount       Fair Value       Amount       Fair Value
                                      -----------   ------------    -----------   ------------
Mortgage Notes Payable for
 which it is:

Practicable to estimate fair value    $43,704,319    $44,648,734    $44,266,496    $45,886,479
Not Practicable (a)                   $26,209,769                   $26,181,338

(a) The mortgage notes payable are insured by HUD primarily in accordance with
Section 236 of the National Housing Act. New loans are no longer being insured in accordance with Section 236 and presently existing loans are subject to restrictions regarding prepayment. Management believes the estimation of fair value to be impracticable.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                                 March 31,
                                                        ----------------------------
                                                             2000           1999
                                                        -------------  -------------
Land                                                    $   5,720,520  $   5,720,520
Buildings and improvements                                131,682,109    131,628,346
Other                                                       5,574,540      5,374,684
                                                         ------------   ------------

                                                          142,977,169    142,723,550
Less:  Accumulated depreciation                           (44,409,197)   (39,508,462)
                                                         ------------   ------------
                                                        $  98,567,972   $103,215,088
                                                         ============    ===========

Depreciation expense for the years ended March 31, 2000, 1999 and 1998 amounted to $4,905,633, $4,959,745 and $5,058,549, respectively.

During the year ended March 31, 2000, accumulated depreciation of $4,898 was written off.

The Partnership periodically compares the carrying value of its properties to its estimate of the sum of undiscounted future cash flows and the fair value of remaining tax credits, to determine if the carrying value of the property is impaired. If the property is considered impaired based on this analysis, an impairment loss is recorded in order to write down the property to its fair value. In December 1999, management of Oxford Trace ("Oxford") completed a recoverability review of the carrying value of the property based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. As of December 31, 1999, management concluded that the sum of the undiscounted future cash flows estimated to be generated by the apartment project is less than the carrying value and, as a result, the Part-

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 and 1998


nership recorded a loss on impairment of $500,000, which reduced the carrying value to its estimated fair value. The estimated fair value was determined by using a discounted cash flow analysis and an estimate of the fair value of the remaining tax credits.

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

NOTE 5 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                    March 31,
                                          ----------------------------
                                               2000           1999          Period
                                          -------------  -------------  -------------
Financing expenses                          $ 2,938,868    $ 3,052,535       (a)
Organization expenses                                 0        356,056    60 months
                                             ----------     ----------
                                              2,938,868      3,408,591
Less:  Accumulated amortization              (1,316,082)    (1,492,630)
                                             -----------    ----------

                                            $ 1,622,786    $ 1,915,961
                                             ==========     ==========

(a) Over the life of the related mortgages, ranging from 15 to 50 years, using a method approximating the interest method.

Amortization of deferred costs for the years ended March 31, 2000, 1999 and 1998 amounted to $249,200, $169,171 and $169,660, respectively.

During the year ended March 31, 2000, accumulated amortization of $425,748 was written off primarily related to the adoption of SOP 98-5.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 and 1998


NOTE 6 - Mortgage Notes Payable

At March 31, 2000 and 1999, mortgages payable, all of which are fixed rate and nonrecourse to the Local Partnerships, are summarized as follows:

                                                            Carrying Amount at
                    Range of                                    March 31,
Number of           Interest          Range of         ----------------------------
Mortgages           Rates             Maturities          2000             1999*
---------           -----             ----------       -----------      -----------
     4              0%                2007-2016        $ 2,383,151      $ 2,383,151
     10             1%                2015-2022         12,038,237       12,044,035
     14             3%-8.5%           2001-2042         16,397,307       14,745,511
     17             8.75%-9%          2007-2042         25,573,713       25,836,702
     13             9.24%-13.5%       2002-2042         13,521,680       15,438,445
                                                        ----------       ----------

                                                       $69,914,088      $70,447,844
                                                        ==========       ==========

*Reclassified for comparative purposes.

Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents, leases and replacement reserves, and is without further recourse.

Annual principal payments required for each of the next five years are as follows:

Fiscal Year Ending March 31,                 Amount
----------------------------              ------------
2001                                       $  796,593
2002                                        2,633,490
2003                                          906,235
2004                                          994,874
2005                                        1,015,375

NOTE 7 - Related Party Transactions and Transactions with General Partners and Affiliates

Freedom SLP L.P., an affiliate of the General Partners, has either a .01% or 1% interest, as a special limited partner, in each of the Local Partnerships.

The General Partners and their affiliates perform services for the Partnership. The costs incurred are as follows:

a)  Due to Local General Partners and Affiliates

At March 31, 2000 and 1999, a majority of these fees were incurred in connection with the development of the property and have been included in the basis of the building.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 and 1998


Due to local general partners and affiliates at March 31, 2000 and 1999 consists of the following:

                                                             2000           1999
                                                         ------------   ------------
Operating advances                                         $1,144,670     $  963,323
Development fees                                            1,501,447      1,759,709
Due to contractor                                             114,620        114,620
Operating deficit loans (i)                                   319,638        319,638
Management and other fees                                     312,018        179,215
                                                            ---------      ---------

                                                           $3,392,393     $3,333,005
                                                            =========      =========

 (i)  Operating deficit loans consist of the following:

                                                                  March 31,
                                                           ------------------------
                                                              2000          1999
                                                           ----------    ----------
Oxford Trace                                                 $ 18,650      $ 18,650
Wilshire Park                                                 191,775       191,775

These loans are unsecured, non-interest bearing and are payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.

                                                                  March 31,
                                                           ------------------------
                                                              2000          1999
                                                           ----------    ----------
Parkside Townhomes                                           $ 84,635      $ 84,635
Ogontz Hall                                                    24,578        24,578

These loans are unsecured, non-interest bearing and are subordinate to the second mortgage.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 and 1998


b)  Other Expenses

The costs incurred to related parties for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                                     Year Ended March 31,
                                           ----------------------------------------
                                               2000          1999          1998
                                           ------------  ------------  ------------
Partnership management fees (a)              $  676,000    $  676,000    $  676,000
Expense reimbursement (b)                       179,194       171,966       155,008
Local administrative fee (d)                     52,500        46,193        48,492
                                              ---------     ---------     ---------
Total general and administrative-
  General Partners                              907,694       894,159       879,500
                                              ---------     ---------     ---------
Property management fees
  incurred to affiliates of the
  subsidiary partnerships'
  general partners (c)                          628,222       655,117       622,137
                                              ---------     ---------     ---------
Total general and administrative-
  related parties                            $1,535,916    $1,549,276    $1,501,637
                                              =========     =========     =========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to General Partners amounting to approximately $3,504,000 and $2,828,000 were accrued and unpaid as of March 31, 2000 and 1999, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 and 1998


(c) Property management fees incurred by subsidiary partnerships amounted to $984,438, $968,246 and $937,552 for the 2000, 1999 and 1998 Fiscal Years,
respectively. Of these fees $628,222, $655,117 and $622,137 were incurred to affiliates of the subsidiary partnerships.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee of up to $2,500 from each subsidiary partnership.

NOTE 8 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                         Years Ended December 31,
                                                ------------------------------------------
                                                    1999           1998           1997
                                                ------------   ------------   ------------
Financial statement
Net loss                                         $(4,734,764)   $(4,728,451)   $(6,197,515)

Difference resulting from parent company
 having a different fiscal year for income
 tax and financial reporting purposes                 93,970         16,721       (373,441)

Difference between depreciation and
  amortization expense recorded for
  financial statement and income tax
  reporting purposes                                (556,945)      (397,310)      (234,637)

Loss on impairment                                   500,000              0      1,100,000

Tax-exempt interest income                            (3,892)       (10,554)       (16,872)

Other                                                 93,810       (405,010)        36,182
                                                  ----------     ----------     ----------

Net loss as shown on the Partnership's
  income tax returns                             $(4,607,821)   $(5,524,604)   $(5,686,283)
                                                  ==========     ==========     ==========

NOTE 9 - Commitments and Contingencies

(a)  Subsidiary Partnership - Other

EAGLE RIDGE LIMITED PARTNERSHIP
In fiscal 1998, Eagle Ridge entered into a Forbearance Agreement with Wisconsin Housing and Economic Development Authority ("WHEDA") as a result of Eagle Ridge's failure to pay all the required installment payments under the mortgage note. Under the terms of the agreement, WHEDA has agreed to temporarily forego the enforcement of its rights and remedies against Eagle Ridge through December 31, 1998 and to continue to extend Eagle Ridge financing provided that Eagle Ridge complies with certain conditions. The Forbearance Agreement was extended through December 31, 2000, and Eagle Ridge is currently negotiating with

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 and 1998


WHEDA to permanently restructure the loan. The conditions of the agreement consist of, but are not limited to: (1) monthly payments of escrow and reserve deposits, (2) monthly payments of principal and interest limited to the lower of 100% of net operating income ("NOI") or 5% of the regularly scheduled monthly note payment (base payment), (3) 75% of the monthly NOI in excess of the base payment for principal and interest and (4) the remaining 25% of NOI in excess of the base payment is to be paid as an incentive management fee to the management agent.

As of January 1, 1999, Gorman and Company, Inc., a Madison, Wisconsin based developer/manager, was admitted as the General Partner of Eagle Ridge, and Freedom SLP, L.P. withdrew as General Partner. Gorman and Company, Inc. also will continue as managing agent of Eagle Ridge.


(b)  Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 24% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Certain information concerning the directors and executive officers of each of the General Partners is set forth below.

Related Freedom Associates Inc., ("RFAI") is the sole general partner of Related Freedom Associates L.P.

Name                                        Position
----                                        --------

Stephen M. Ross                             Director

Alan P. Hirmes                              President

Stuart J. Boesky                            Senior Vice President

Marc D. Schnitzer                           Vice President

Denise L. Kiley                             Vice President

Glenn F. Hopps                              Treasurer

Teresa Wicelinski                           Secretary

STEPHEN M. ROSS, 60, is President and a Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 45, has been a certified public accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 44, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 39, is responsible both for financial restructurings of real estate properties and directing Related's acquisition of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 40, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Related sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with PricewaterhouseCoopers. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 37, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 34, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

THE FREEDOM GENERAL PARTNER

Name                                Position
----                                --------

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

Biographical information with respect to Messrs. Hirmes, Boesky, Schnitzer, Hopps, Ms. Kiley and Ms. Wicelinski is set forth above.

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

The General Partners and their affiliates perform services for the Partnership. The costs incurred are as follows:

a)  Due to Local General Partners and Affiliates

At March 31, 2000 and 1999, a majority of these fees were incurred in connection with the development of the property and have been included in the basis of the building.

Due to local general partners and affiliates at March 31, 2000 and 1999 consists of the following:

                                                              2000          1999
                                                          -----------   -----------
Operating advances                                         $1,144,670    $  963,323
Development fees                                            1,501,447     1,759,709
Due to contractor                                             114,620       114,620
Operating deficit loans (i)                                   319,638       319,638
Management and other fees                                     312,018       179,215
                                                            ---------     ---------

                                                           $3,392,393    $3,333,005
                                                            =========     =========

b)  Other Expenses

The costs incurred to related parties for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                                     Year Ended March 31,
                                           ----------------------------------------
                                               2000          1999          1998
                                           ------------  ------------  ------------
Partnership management fees (a)              $  676,000    $  676,000    $  676,000
Expense reimbursement (b)                       179,194       171,966       155,008
Local administrative fee (d)                     52,500        46,193        48,492
                                              ---------     ---------     ---------
Total general and administrative-
  General Partners                              907,694       894,159       879,500
                                              ---------     ---------     ---------
Property management fees
  incurred to affiliates of the
  subsidiary partnerships'
  general partners (c)                          628,222       655,117       622,137
                                              ---------     ---------     ---------
Total general and administrative-
  related parties                            $1,535,916    $1,549,276    $1,501,637
                                              =========     =========     =========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to General Partners amounting to approximately $3,504,000 and $2,828,000 were accrued and unpaid as of March 31, 2000 and 1999, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $984,438, $968,246 and $937,552 for the 2000, 1999 and 1998 Fiscal Years,
respectively. Of these fees $628,222, $655,117 and $622,137 were incurred to affiliates of the subsidiary partnerships.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                     Name and address of     Amount and Nature of          Percentage
Title of Class       Beneficial Ownership    Beneficial Ownership           of Class
--------------       --------------------    --------------------          ----------
General Partnership  Related Freedom         $1,000 capital contribution       50%
Interest in the      Associates L.P.         -directly owned
Partnership          625 Madison Avenue
                     New York, NY 10022

General Partnership  Freedom GP Inc.         $1,000 capital contribution       50%
Interest in the      625 Madison Avenue      -directly owned
Partnership          New York, NY 10022

Freedom SLP L.P., a limited partnership whose general partners are the General Partners of the Partnership and which acts as the special limited partner of each Local Partnership, holds a 1% limited partnership interest in each Local Partnership.

Except as set forth below, no person (other than the Assignor Limited Partner) was known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs except as listed in the table below; and neither the General Partners nor any director or officer of the General Partners owns any Limited Partnership Interests or BACs.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                                                   Amount and Nature of         Percentage
Name of Beneficial Owner                           Beneficial Ownership          of Class
------------------------                           --------------------         ----------
Lehigh Tax Credit Partners, Inc.                   8,375.66 (2) (3)               11.5%
J. Michael Fried                                   8,375.66 (2) (3) (4)           11.5%
Alan P. Hirmes                                     8,375.66 (2) (3) (4)           11.5%
Stuart J. Boesky                                   8,375.66 (2) (3) (4)           11.5%
Stephen M. Ross                                                 -                  -
Marc D. Schnitzer                                               -                  -
Denise L. Kiley                                                 -                  -
Glenn F. Hopps                                                  -                  -
All directors and executive officers of RFAI       8,375.66 (2) (3) (4)           11.5%
and The Freedom General Partner as a
group (eight persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in schedule 13D filed by the Partnership, Lehigh Tax Credit L.L.C. (Lehigh) and Lehigh Tax Credit Partners, Inc. (the "Managing Member") on October 24, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated August 26, 1997 among the Partnership, Lehigh and Related Freedom Associates L.P. ("RFA") (the "Standstill Agreement"), Lehigh agreed that, prior to August 26, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates (including Lehigh Tax Credit Partners II, LLC ("Lehigh II")), not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Securities and Exchange Commission (the "Commission")) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13(d)(3) of the Act) with respect to any voting securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh is entitled to vote its BACs as it determines with regard to any proposal (i) to remove RFA as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of RFA or its affiliates. The discussion herein of the Standstill Agreement is subject to and qualified in its entirety by reference to such agreement, a copy of which is attached hereto as an exhibit and incorporated herein by reference.

(3) As of June 1, 2000, Lehigh held 4,192.83 BACs and Lehigh II held 4,182.83 BACs which constitutes approximately 11.5% of the outstanding BACs owned.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried who owns only an economic interest.

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partners.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements

         Independent Auditors' Reports                                    16

         Consolidated Balance Sheets as of March 31, 2000 and 1999        75

         Consolidated Statements of Operations for the years
         ended March 31, 2000, 1999 and 1998                              76

         Consolidated Statements of Changes in Partners'
         Capital (Deficit) for the years ended March 31,
         2000, 1999 and 1998                                              77

         Consolidated Statements of Cash Flows for the
         years ended March 31, 2000, 1999 and 1998                        78

         Notes to Consolidated Financial Statements                       80

(a) 2.   FINANCIAL STATEMENT SCHEDULES

         Schedule I - Condensed Financial Information of Registrant      102

         Schedule III - Real Estate and Accumulated Depreciation         105

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

(21)     Subsidiaries of the Registrant                                   99

(27)     Financial Data Schedule (filed herewith)                        108


(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                  Jurisdiction
(c)      SUBSIDIARIES OF THE REGISTRANT (Exhibit 21)             of Organization
                                                                 ---------------

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


                          FREEDOM TAX CREDIT PLUS L.P.


                              By: RELATED FREEDOM ASSOCIATES L.P.
                                  a general partner


                                  By: RELATED FREEDOM ASSOCIATES INC.
                                      a general partner

Date:  June 23, 2000

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes,
                                      President



                                  By: FREEDOM GP INC.
                                      a general partner

Date:  June 23, 2000

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan. P. Hirmes,
                                      President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


    Signature                           Title                           Date
---------------------    ------------------------------------      -------------





/s/ Alan P. Hirmes       President (Principal Executive and Financial Officer)
------------------       of Related Freedom Associates, Inc.
Alan P. Hirmes           and Freedom GP Inc.                       June 23, 2000


/s/ Glenn F. Hopps       Treasurer (Principal Accounting Officer)
------------------       of Related Freedom Associates, Inc.
Glenn F. Hopps           and Freedom GP Inc.                       June 23, 2000



/s/ Stephen M. Ross      Director of Related
-------------------      Freedom Associates, Inc.
Stephen M. Ross                                                    June 23, 2000

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)


                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                  March 31,
                                                         --------------------------
                                                             2000          1999
                                                         ------------  ------------
Cash and cash equivalents                                 $   115,674   $   180,090
Investment in subsidiary partnerships,
  carried on an equity basis                               23,384,647    27,130,308
Other assets                                                        0        69,652
                                                           ----------    ----------

Total assets                                              $23,500,321   $27,380,050
                                                           ==========    ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                     $ 3,782,056   $ 2,926,106
Accounts payable and other liabilities                         48,511        46,308
                                                           ----------    ----------

Total liabilities                                           3,830,567     2,972,414

Partners' capital                                          19,669,754    24,407,636
                                                           ----------    ----------

Total liabilities and partners' capital                   $23,500,321   $27,380,050
                                                           ==========    ==========

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF OPERATIONS

                                                       Year Ended March 31,
                                             ----------------------------------------
                                                 2000          1999          1998
                                             ------------  ------------  ------------
Income

Other income                                  $     7,915   $     9,079   $    15,441
                                               ----------    ----------    ----------


Expenses


Equity in losses of subsidiary partnerships     3,718,137     3,738,321     5,269,174
General and administrative                        116,848       105,050        64,282
General and administrative-related parties        907,694       894,159       879,500
                                               ----------    ----------    ----------

Total Expenses                                  4,742,679     4,737,530     6,212,956
                                               ----------    ----------    ----------

Net loss                                      $(4,734,764)  $(4,728,451)  $(6,197,515)
                                               ===========   ==========    ==========

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                         Year Ended March 31,
                                               ----------------------------------------
                                                    2000         1999          1998
                                               ------------  ------------  ------------
Net loss                                        $(4,734,764)  $(4,728,451)  $(6,197,515)
                                                 -----------   ----------    ----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in losses of subsidiary partnerships       3,718,137     3,738,321     5,269,174

Writeoff of organizational costs                     69,652             0             0

Increase (decrease) in liabilities:

Due to general partner and affiliates               855,950       735,169       680,557
Accounts payable and other liabilities                2,203         1,008             0
                                                 ----------    ----------    ----------

Total adjustments                                 4,645,942     4,474,498     5,949,731
                                                 ----------    ----------    ----------

Net cash used in operating activities               (88,822)     (253,953)     (247,784)
                                                 ----------    ----------    ----------

Cash flows from investing activities:

Distributions from subsidiaries                      24,406        16,630        15,709
                                                 ----------    ----------    ----------

Net decrease in cash and cash equivalents           (64,416)     (237,323)     (232,075)

Cash and cash equivalents, beginning of year        180,090       417,413       649,488
                                                 ----------    ----------    ----------

Cash and cash equivalents, end of year          $   115,674   $   180,090   $   417,413
                                                 ==========    ==========    ==========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2000


                                                       Initial Cost to Partnership        Cost          Purchase Price
                                                       ---------------------------     Capitalized      Adjustments(B)
                                                                     Buildings and    Subsequent to     Buildings and
Description                        Encumbrances         Land         Improvements      Acquisition       Improvements
-----------                        ------------        -------       ------------     -------------     -------------
Properties:

Parkside Townhouses
  York, PA                          1,684,356          263,231         4,439,564          51,289          $        0
Twin Trees
  Layton, UT                        1,175,076          112,401         2,668,179         133,201             (47,642)
Bennion (Mulberry)
  Taylorsville, UT                  2,237,664          258,000         4,934,447         523,761             (22,842)
Hunters Chase
  Madison, AL                       2,576,408          411,100         5,616,330         183,004            (713,028)
Bethel Park
  Bethel, OH                        1,972,850          141,320         5,365,882         227,184            (846,229)
Zebulon Park
  Owensville, OH                    1,658,810          165,000         4,187,880         187,282            (542,936)
Tivoli Place
  Murphreesboro, TN                 1,581,131          267,500         4,146,759         194,037            (207,625)
Northwood
  Jacksonville, FL                  2,855,603          494,900         6,630,321         222,811            (294,886)
Oxford Trace
  Aiken, SC                           738,466          162,000         1,725,512        (359,796)           (161,049)
Wilshire
  Huntsville, AL                    1,766,570          178,497         4,014,281        (941,214)           (432,405)
Ivanhoe
  Salt Lake City, UT                  517,169           41,000         1,136,915          33,554                   0
Washington Avenue
  Brooklyn, NY                              0           42,485         2,843,351          73,904                   0
C.H. Development
  (Manhattan B)
  New York, NY                      1,665,993                3         3,294,688          46,902                   0
Davidson Court
  Staten Island, NY                         0           96,892           773,052          37,064                   0
Magnolia Mews
  Philadelphia, PA                  1,738,317          200,000           668,007       2,298,692                   0
Oaks Village
  Whiteville, NC                    1,467,909           63,548         1,799,849         155,971                   0
Greenfield Village
  Dunn, NC                          1,477,480           78,296         1,806,126          44,300                   0
Morris Avenue
  (CLM Equities)
  Bronx, NY                         2,515,754                2         4,767,049         195,554                   0
Victoria Manor
  Riverside, CA                     2,537,993          615,000         5,340,962        (153,198)                  0

                                                                                                                    Life on which
                         Gross Amount at which Carried At Close of Period                                           Depreciation in
                         ------------------------------------------------                 Year of                    Latest Income
                                        Buildings and                   Accumulated    Construction/      Date      Statements are
Description                    Land     Improvements    Total(A)        Depreciation    Renovation      Acquired    Computed(C)(D)
-----------                  ---------  ------------   ----------       ------------   -------------    --------    --------------
Properties:

Parkside Townhouses
  York, PA                   $ 265,796    4,488,288     4,754,084         1,509,234        1989        Sept. 1990        27.5
Twin Trees
  Layton, UT                   115,125    2,751,014     2,866,139         1,044,761        1989        Oct. 1990         27.5
Bennion (Mulberry)
  Taylorsville, UT             260,565    5,432,801     5,693,366         2,086,379        1989        Oct. 1990         27.5
Hunters Chase
  Madison, AL                  413,665    5,083,741     5,497,406         2,062,820        1989        Oct. 1990         27.5
Bethel Park
  Bethel, OH                   143,885    4,744,272     4,888,157         1,974,493        1989        Oct. 1990         27.5
Zebulon Park
  Owensville, OH               167,565    3,829,661     3,997,226         1,533,721        1989        Oct. 1990         27.5
Tivoli Place
  Murphreesboro, TN            270,065    4,130,606     4,400,671         1,598,790        1989        Oct. 1990         27.5
Northwood
  Jacksonville, FL             497,465    6,555,681     7,053,146         2,560,610        1989        Oct. 1990         27.5
Oxford Trace
  Aiken, SC                    164,564    1,202,103     1,366,668           653,967        1989        Oct. 1990         27.5
Wilshire
  Huntsville, AL               181,060    2,638,099     2,819,160         1,384,902        1989        Oct. 1990         27.5
Ivanhoe
  Salt Lake City, UT            42,677    1,168,792     1,211,469           351,543        1991        Jan. 1991         27.5
Washington Avenue
  Brooklyn, NY                  44,162    2,915,578     2,959,740           836,515        1991        Jan. 1991         27.5
C.H. Development
  (Manhattan B)
  New York, NY                   1,680    3,339,913     3,341,593         1,194,449        1991        Jan. 1991         27.5
Davidson Court
  Staten Island, NY             98,569      808,439       907,008           240,276        1991        Mar. 1991         27.5
Magnolia Mews
  Philadelphia, PA             201,677    2,965,022     3,166,699           861,756        1991        Mar. 1991         27.5
Oaks Village
  Whiteville, NC                65,225    1,954,143     2,019,368           656,962        1991        Mar. 1991         27.5
Greenfield Village
  Dunn, NC                      79,973    1,848,749     1,928,722           651,550        1991        Mar. 1991         27.5
Morris Avenue
  (CLM Equities)
  Bronx, NY                      1,679    4,960,926     4,962,605         1,504,388        1991        Apr. 1991         27.5
Victoria Manor
  Riverside, CA                616,677    5,186,087     5,802,764         1,645,433        1991        Apr. 1991         27.5

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2000


                                                       Initial Cost to Partnership        Cost          Purchase Price
                                                       ---------------------------     Capitalized      Adjustments(B)
                                                                     Buildings and    Subsequent to     Buildings and
Description                        Encumbrances         Land         Improvements      Acquisition       Improvements
-----------                        ------------        -------       ------------     -------------     -------------
Ogontz Hall
  Philadelphia, PA                  1,979,908                0           328,846       3,311,459                   0
Eagle Ridge
  Stoughton, WI                     1,779,746          321,594         2,672,385          31,823                   0
Nelson Anderson
  Bronx, NY                         3,697,081                2         6,524,096          51,271                   0
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY                   2,920,000           20,000         5,407,108          59,862                   0
Wilson Street Apts.
  (Middletown)
  Middletown, PA                    1,673,496           38,449                 0       3,376,589                   0
Lauderdale Lakes
  Lauderdale Lakes, FL              5,050,784          873,973         3,976,744       5,420,473                   0
Flipper Temple
  Atlanta, GA                       2,582,891           70,519         4,907,110         621,279                   0
220 Cooper Street
  Camden, NJ                          982,775           41,000                 0       3,658,906                   0
Vendome
  Brooklyn, NY                      2,651,674           12,000         4,867,584         220,536                   0
Pecan Creek
  Tulsa, OK                         1,007,761           50,000         1,484,923          89,978                   0
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL                     716,211           15,000           939,681          70,691                   0
Pine Shadow Apts.
  Waveland, MS                      1,635,219           74,550         2,117,989         118,100                   0
Windsor Place Apts.
  Wedowee, AL                         763,414           40,000           904,888          28,138                   0
Brookwood Apts.
  Foley, AL                         1,265,786           68,675         1,517,190          62,168                   0
Heflin Hills Apts.
  Heflin, AL                          741,356           50,000           841,300          31,110                   0
Shadowood Apts.
  Stevenson, AL                       745,551           27,000           898,800           4,173                   0
Brittany Associates
  DeKalb, MS                          686,713           20,000           843,592          22,329                   0
Hidden Valley Apts.
  Brewton, AL                       1,264,050           68,000         1,637,840          58,873                   0
Westbrook Square L.P.
  Carthage, MS                      1,025,551           40,000         1,254,957          13,512                   0
Warsaw Elderly Housing Ltd.
  Warsaw, KY                        1,137,402           98,819         1,333,666           6,247                   0
West Hill Square Apts. Ltd.
  Gordo, AL                           768,602           60,000           954,020          10,772                   0

                                                                                                                     Life on which
                         Gross Amount at which Carried At Close of Period                                           Depreciation in
                         ------------------------------------------------                 Year of                    Latest Income
                                        Buildings and                   Accumulated    Construction/      Date      Statements are
Description                    Land     Improvements    Total(A)        Depreciation    Renovation      Acquired    Computed(C)(D)
-----------                  ---------  ------------   ----------       ------------   -------------    --------    --------------
Ogontz Hall
  Philadelphia, PA              1,677    3,638,628     3,640,305         1,051,638         1990         Apr. 1991       27.5
Eagle Ridge
  Stoughton, WI               323,271    2,657,531     2,970,802         1,098,522         1991         May 1991        27.5
Nelson Anderson
  Bronx, NY                     1,679    6,573,690     6,575,369         1,975,143         1991         June 1991       27.5
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY              21,677    5,465,293     5,486,970         1,727,123         1991         Sept. 1991      27.5
Wilson Street Apts.
  (Middletown)
  Middletown, PA               40,126    3,374,912     3,415,038           960,114         1991         Sept. 1991      27.5
Lauderdale Lakes
  Lauderdale Lakes, FL        875,668    9,395,522    10,271,190         1,930,381         1991         Oct. 1991       40
Flipper Temple
  Atlanta, GA                  72,196    5,526,712     5,598,908         1,623,116         1991         Oct. 1991       27.5
220 Cooper Street
  Camden, NJ                   42,677    3,657,229     3,699,906         1,087,724         1991         Dec. 1991       27.5
Vendome
  Brooklyn, NY                 13,677    5,086,443     5,100,120         1,980,018         1991         Dec. 1991       20
Pecan Creek
  Tulsa, OK                    50,161    1,574,740     1,624,901           410,115         1991         Dec. 1991       27.5
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL              15,161    1,010,211     1,025,372           224,312         1991         Dec. 1991       27.5
Pine Shadow Apts.
  Waveland, MS                 74,711    2,235,928     2,310,639           633,539         1991         Dec. 1991       27.5
Windsor Place Apts.
  Wedowee, AL                  40,161      932,865       973,026           214,159         1991         Dec. 1991       27.5
Brookwood Apts.
  Foley, AL                    68,836    1,579,197     1,648,033           378,888         1991         Dec. 1991       27.5
Heflin Hills Apts.
  Heflin, AL                   50,161      872,249       922,410           210,183         1991         Dec. 1991       27.5
Shadowood Apts.
  Stevenson, AL                27,161      902,812       929,973           214,725         1991         Dec. 1991       27.5
Brittany Associates
  DeKalb, MS                   20,161      865,760       885,921           209,899         1990         Dec. 1991       27.5
Hidden Valley Apts.
  Brewton, AL                  68,161    1,696,552     1,764,713           396,014         1991         Dec. 1991       27.5
Westbrook Square L.P.
  Carthage, MS                 40,161    1,268,308     1,308,469           303,484         1990         Dec. 1991       27.5
Warsaw Elderly Housing Ltd.
  Warsaw, KY                   98,980    1,339,692     1,438,627           303,953         1991         Dec. 1991       27.5
West Hill Square Apts. Ltd.
  Gordo, AL                    60,161      964,631     1,024,792           230,545         1991         Dec. 1991       27.5

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2000

                                                       Initial Cost to Partnership        Cost          Purchase Price
                                                       ---------------------------     Capitalized      Adjustments(B)
                                                                     Buildings and    Subsequent to     Buildings and
Description                        Encumbrances         Land         Improvements      Acquisition       Improvements
-----------                        ------------        -------       ------------     -------------     -------------
Elmwood Assoc.
  Picayune, MS                        708,003           81,500           829,183          19,671                   0
Harmony Gate Assoc.
  Los Angeles, CA                   3,942,565                0         9,757,807          27,490                   0
                                   -----------------------------------------------------------------------------------
                                   69,914,088        5,662,256       120,113,803      20,469,752          (3,268,642)
                                   ===================================================================================

                                                                                                                    Life on which
                        Gross Amount at which Carried At Close of Period                                            Depreciation in
                        ------------------------------------------------                 Year of                     Latest Income
                                       Buildings and                   Accumulated    Construction/      Date       Statements are
Description                   Land     Improvements    Total(A)        Depreciation    Renovation      Acquired     Computed(C)(D)
-----------                 ---------  ------------   ----------       ------------   -------------    --------     --------------
Elmwood Assoc.
  Picayune, MS                 81,661       848,693      930,354            188,377       1991         Dec. 1991         27.5
Harmony Gate Assoc.
  Los Angeles, CA                 161     9,785,136    9,785,297          2,704,676       1992         Jan. 1992         27.5
                        -----------------------------------------------------------
                            5,720,520   137,256,649  142,977,169         44,409,197
                        ===========================================================

(A)  Aggregate cost for federal income tax purposes, $146,576,191.
(B) Rental guarantees and development deficit guarantees for GAAP purposes are treated as a reduction of the asset.
(C) Furniture and fixtures, included with buildings and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 7 years.
(D) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership from date of acquisition.
(E)  Reconciliation of Real Estate owned:

                                         Cost of Property and Equipment                  Accumulated Depreciation
                                  --------------------------------------------    -----------------------------------------
                                                                      Year Ended March 31,
                                  -----------------------------------------------------------------------------------------
                                      2000            1999            1998           2000           1999            1998
                                  ------------    ------------    ------------    -----------    -----------    -----------
Balance at beginning of year      $142,723,550    $142,201,472    $142,937,104    $39,508,462    $34,548,717    $29,490,168
Additions during year:
Improvements                           758,517         522,078         364,368
Dispositions                            (4,898)              0               0         (4,898)             0              0
Depreciation expense                                                                4,905,633      4,959,745      5,058,549
Loss on impairment of asset           (500,000)              0      (1,100,000)
                                   -----------     -----------     -----------     ----------     ----------     ----------

Balance at close of year          $142,977,169    $142,723,550    $142,201,472    $44,409,197    $39,508,462    $34,548,717
                                   ===========     ===========     ===========     ==========     ==========     ==========

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