Form 10-Q
period 2000-06-30
FREEDOM TAX CREDIT PLUS LP
filed 2000-08-09
CIK 854926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934


                         Commission File Number 0-24652


                          FREEDOM TAX CREDIT PLUS L.P.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                        13-3533987
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


625 Madison Avenue, New York, New York                              10022
---------------------------------------                          ---------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----    -----

                         PART I - Financial Information
Item 1.  Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 ===========       ===========
                                                   June 30,         March 31,
                                                     2000              2000
                                                 -----------       -----------
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $45,637,807 and $44,409,197,
  respectively)                                 $ 97,560,026      $ 98,567,972
Cash and cash equivalents                          1,357,921         1,483,417
Investment in marketable securities                  112,483           113,553
Cash held in escrow                                4,277,276         4,311,637
Deferred costs (net of accumulated
  amortization of $1,357,567
  and $1,316,082, respectively)                    1,581,301         1,622,786
Other assets                                       1,115,668         1,081,697
                                                 -----------       -----------

Total Assets                                    $106,004,675      $107,181,062
                                                 ===========       ===========





                          FREEDOM TAX CREDIT PLUS L.P.
                         AND CONSOLIDATED PARTNERSHIPS
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                  (continued)

                                                 ===========       ===========
                                                   June 30,         March 31,
                                                     2000              2000
                                                 -----------       -----------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                          $ 69,731,708      $ 69,914,088
Accounts payable and other
  liabilities                                      2,184,880         2,109,616
Due to local general partners and
  affiliates                                       3,208,764         3,392,393
Due to general partners and
  affiliates (Note 2)                              4,304,131         4,106,667
                                                 -----------       -----------
Total Liabilities                                 79,429,483        79,522,764
                                                 -----------       -----------
Minority interests                                 7,969,556         7,988,544
                                                 -----------       -----------
Partners' Capital (Deficit):
Limited partners (72,896 BACs
  issued and outstanding)                         19,092,678        20,145,096
General partners                                    (494,665)         (484,035)
Accumulated other comprehensive
  income:
Unrealized gain on marketable
  securities                                           7,623             8,693
                                                 -----------       -----------
Total Partners' Capital (Deficit)                 18,605,636        19,669,754
                                                 -----------       -----------
Total Liabilities and Partners'
  Capital (Deficit)                             $106,004,675      $107,181,062
                                                 ===========       ===========


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                         AND CONSOLIDATED PARTNERSHIPS
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  ============================
                                                     Three Months Ended
                                                           June 30,
                                                  ----------------------------
                                                     2000             1999
                                                  ----------------------------
Revenues
Rental income                                    $ 3,328,209       $ 3,197,658
Other                                                320,102           297,702
                                                  ----------        ----------

Total revenues                                     3,648,311         3,495,360
                                                  ----------        ----------

Expenses
General and administrative                           696,186           646,728
General and administrative-
  related parties (Note 2)                           367,135           373,212
Operating and other                                  348,286           373,269
Repairs and Maintenance                              536,572           514,389
Real estate taxes                                    234,810           229,908
Insurance                                             98,344           101,059
Financial                                          1,172,160         1,212,778
Depreciation and amortization                      1,270,095         1,302,653
                                                  ----------        ----------

Total expenses                                     4,723,588         4,753,996
                                                  ----------        ----------

Loss before minority interest                     (1,075,277)       (1,258,636)

Minority interest in loss of subsidiaries             12,229            14,001
                                                 -----------      ------------

Net loss                                         $(1,063,048)      $(1,244,635)
                                                  ==========        ==========

Net loss - limited partners                      $(1,052,418)      $(1,232,189)
                                                  ==========        ==========

Number of BACs outstanding                            72,896            72,896
                                                  ==========        ==========

Net loss per BAC                                 $    (14.44)      $    (16.90)
                                                  ==========        ==========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                         AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                                                                                  Accumulated
                                                                                                     Other
                                                                      Limited       General      Comprehensive    Comprehensive
                                                     Total           Partners      Partners          Income            Loss
                                                --------------    -------------- -------------   --------------  --------------
Partners' capital (deficit) April 1, 2000        $19,669,754       $20,145,096      $(484,035)          $8,693

Comprehensive Income (Loss):
Net loss - Three  months ended
  June 30, 2000                                   (1,063,048)       (1,052,418)       (10,630)                     $(1,063,048)

Other Comprehensive  Income (Loss):
Net unrealized loss on marketable
  securities                                          (1,070)                0              0           (1,070)         (1,070)
                                                --------------    -------------- -------------   --------------  --------------

Total Comprehensive Income (Loss)                                                                                  $(1,064,118)
                                                                                                                 ==============
Partners' capital (deficit)
  June 30, 2000                                  $18,605,636       $19,092,678      $(494,665)         $ 7,623
                                                ==============    ============== =============   ==============


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                         AND CONSOLIDATED PARTNERSHIPS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  ============================
                                                     Three Months Ended
                                                           June 30,
                                                  ----------------------------
                                                     2000             1999
                                                  ----------------------------
Cash flows from operating activities:

Net loss                                         $(1,063,048)      $(1,244,635)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization                      1,270,095         1,302,653
Minority interest in loss of
  subsidiaries                                       (12,229)          (14,001)
(Increase) decrease in other assets                  (33,971)          178,148
Increase (decrease) in accounts payable
  and other liabilities                               75,264          (279,559)
Decrease in cash held
  in escrow                                           34,361            15,236
Increase in due to general partners
  and affiliates                                     197,464           210,629
Increase in due to local general
  partners and affiliates                              6,332            47,759
Decrease in due to local general
  partners and affiliates                           (189,961)          (50,244)
                                                   ---------         ---------

Net cash provided by
  operating activities                               284,307           165,986
                                                   ---------         ---------

Cash flows from investing activities:

Acquisition of property and
  equipment                                         (220,664)          (89,027)
Proceeds from sale of marketable
  securities                                               0            39,964
                                                   ---------         ---------

Net cash used in investing
  activities                                        (220,664)          (49,063)
                                                   ---------         ---------





                          FREEDOM TAX CREDIT PLUS L.P.
                         AND CONSOLIDATED PARTNERSHIPS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (continued)


                                                  ============================
                                                     Three Months Ended
                                                           June 30,
                                                  ----------------------------
                                                     2000             1999
                                                  ----------------------------
Cash flows from financing activities:

Repayments of mortgage notes                        (182,380)         (137,730)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                   (6,759)          (10,803)
                                                   ---------         ---------

Net cash used in financing
  activities                                        (189,139)         (148,533)
                                                   ---------         ---------

Net decrease in cash and
  cash equivalents                                  (125,496)          (31,610)

Cash and cash equivalents at
  beginning of period                              1,483,417         1,143,642
                                                   ---------         ---------

Cash and cash equivalents at
  end of period                                   $1,357,921        $1,112,032
                                                   =========         =========

Supplemental disclosure of cash flow information:
Cash paid during period for interest              $1,073,959        $1,043,410
                                                   =========         =========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                         AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

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

Losses attributable to minority interests aggregated approximately $12,000 and $14,000 for the three months ended June 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2000 and the results of operations and cash flows for the three months ended June 30, 2000 and 1999. However, the operating results for the three

                          FREEDOM TAX CREDIT PLUS L.P.
                         AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)


months ended June 30, 2000 may not be indicative of the results for the year.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

Note 2 - Related Party Transactions

The costs incurred to related parties for the three months ended June 30, 2000 and 1999 were as follows:

                                                  ============================
                                                       Three Months Ended
                                                             June 30,
                                                  ----------------------------
                                                     2000             1999
                                                  ----------------------------
Partnership management fees (a)                     $169,000          $169,000
Expense reimbursement (b)                             30,074            37,782
Local administrative fee (c)                          13,000            12,000
                                                    --------          --------

Total general and administrative-
  General Partners                                   212,074           218,782
                                                     -------           -------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (d)                 155,061           154,430
                                                     -------           -------
Total general and administrative-
  related parties                                   $367,135          $373,212
                                                     =======           =======


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be

                          FREEDOM TAX CREDIT PLUS L.P.
                         AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)


payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $3,673,000 and $3,504,000 were accrued and unpaid as of June 30, 2000 and March 31, 2000, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the next year.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $243,416 and $225,988 for the three months ended June 30, 2000 and 1999, respectively. Of these fees $155,061 and $154,430, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three months ended June 30, 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's sources of funds during the three months ended June 30, 2000, include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

A working capital reserve of approximately $54,000 remains as of June 30, 2000.

During the three months ended June 30, 2000 and 1999, the distributions received from the Local Partnerships approximated $8,000 and $16,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership. Partnership management fees owed to the General Partners amounting to approximately $3,673,000 and $3,504,000 were accrued and unpaid as of June 30, 2000 and March 31, 2000, respectively. Without the General Partners continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the next year.

During the three months ended June 30, 2000, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $125,000 due to acquisitions of property and equipment ($221,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($7,000) and repayments of mortgage notes ($182,000) which exceeded cash provided by operating activities ($284,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($1,270,000).

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

RESULTS OF OPERATIONS

The results of operations for the three months ended June 30, 2000 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 4% for the three months ended June 30, 2000 as compared to the corresponding period in 1999, primarily due to rental rate increases.

Total expenses remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 2000 as compared to the corresponding period in 1999.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                  (Registrant)

                     By:  RELATED FREEDOM ASSOCIATES L.P.,
                          a General Partner

                     By:  RELATED FREEDOM ASSOCIATES INC.,
                          General Partner

Date: August 7, 2000

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes, President
                              (Principal Executive and
                              Financial Officer)

Date: August 7, 2000

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps, Treasurer
                              (Principal Accounting Officer)

                     and

                     By:  FREEDOM GP INC.,
                          a General Partner

Date: August 7, 2000

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes, President
                              (Principal Executive and
                              Financial Officer)

Date: August 7, 2000


                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps, Treasurer
                              (Principal Accounting Officer)