Form 10-Q
period 2000-09-30
FREEDOM TAX CREDIT PLUS LP
filed 2000-10-26
CIK 854926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
                                   (Unaudited)

                                            =============     =========
                                            September 30,     March 31,
                                                 2000          2000
                                            -------------     ---------
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $46,883,538 and $44,409,197,
  respectively)                             $ 96,539,932      $ 98,567,972
Cash and cash equivalents                      1,350,335         1,483,417
Investment in marketable securities              111,413           113,553
Cash held in escrow                            4,440,925         4,311,637
Deferred costs (net of accumulated
  amortization of $1,399,051
  and $1,316,082, respectively)                1,539,817         1,622,786
Other assets                                   1,116,712         1,081,697
                                            ------------      ------------

Total Assets                                $105,099,134      $107,181,062
                                            ------------      ------------
                                            ------------      ------------

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                            =============     =========
                                            September 30,     March 31,
                                                 2000          2000
                                            -------------     ---------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                      $ 69,545,955     $ 69,914,088
Accounts payable and other
  liabilities                                  2,385,264        2,109,616
Due to local general partners and
  affiliates                                   3,163,867        3,392,393
Due to general partners and
  affiliates (Note 2)                          4,535,547        4,106,667
                                            ------------      ------------

Total Liabilities                             79,630,633        79,522,764
                                            ------------      ------------

Minority interests                             7,852,580         7,988,544
                                            ------------      ------------

Partners' Capital (Deficit):
Limited partners (72,896 BACs
  issued and outstanding)                     18,113,920        20,145,096
General partners                                (504,552)         (484,035)
Accumulated other comprehensive
  income:
Unrealized gain on marketable
  securities                                       6,553             8,693
                                            ------------      ------------

Total Partners' Capital (Deficit)             17,615,921        19,669,754
                                            ------------      ------------

Total Liabilities and Partners'
  Capital (Deficit)                         $105,099,134      $107,181,062
                                            ------------      ------------
                                            ------------      ------------

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                             -------------------------    --------------------------
                             -------------------------    --------------------------
                                 Three Months Ended           Six Months Ended
                                   September 30,                 September 30,
                             -------------------------    --------------------------
                                 2000          1999*         2000           1999*
                             ----------    -----------    -----------    -----------

Revenues
Rental income                $3,294,114    $ 3,224,470    $ 6,622,323    $ 6,422,128
Other                           377,618        379,969        697,720        677,671
                             ----------    -----------    -----------    -----------

Total revenues                3,671,732      3,604,439      7,320,043      7,099,799
                             ----------    -----------    -----------    -----------

Expenses
General and administrative      599,420        536,551      1,295,606      1,183,279
General and administrative-
  related parties Note 2)       390,072        354,414        757,207        727,626
Operating and other             345,290        336,918        693,576        710,187
Repairs and Maintenance         507,278        509,403      1,043,850      1,023,792
Real estate taxes               233,029        247,427        467,839        477,335
Insurance                       107,763        115,711        206,107        216,770
Financial                     1,199,949      1,200,765      2,372,109      2,413,543
Depreciation and
  amortization                1,287,215      1,406,085      2,557,310      2,708,738
                             ----------    -----------    -----------    -----------

Total expenses                4,670,016      4,707,274      9,393,604      9,461,270
                             ----------    -----------    -----------    -----------

Loss before
  minority interest            (998,284)    (1,102,835)    (2,073,561)    (2,361,471)

Minority interest in loss
  of subsidiary partnerships      9,639         11,478         21,868         25,479
                             ----------    -----------    -----------    -----------

Net loss                     $ (988,645)   $(1,091,357)   $(2,051,693)   $(2,335,992)
                             ----------    -----------    -----------    -----------
                             ----------    -----------    -----------    -----------

Net loss - limited partners  $ (978,758)   $(1,080,443)   $(2,031,176)   $(2,312,632)
                             ----------    -----------    -----------    -----------
                             ----------    -----------    -----------    -----------

Number of BACs outstanding       72,896         72,896         72,896         72,896
                             ----------    -----------    -----------    -----------
                             ----------    -----------    -----------    -----------

Net loss per BAC             $   (13.43)   $    (14.82)   $    (27.86)   $    (31.73)
                             ----------    -----------    -----------    -----------
                             ----------    -----------    -----------    -----------

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                      Accumulated
                                                                                        Other
                                                            Limited       General    Comprehensive   Comprehensive
                                                Total       Partners      Partners      Income           Loss
                                             -----------   -----------   ---------   -------------   -------------
Partners' capital (deficit) April 1, 2000    $19,669,754   $20,145,096   $(484,035)    $ 8,693

Comprehensive Income (Loss):
Net loss - Six  months ended
  September 30, 2000                          (2,051,693)   (2,031,176)    (20,517)                   $(2,051,693)

Other Comprehensive  Income (Loss):
Net unrealized loss on marketable
  securities                                      (2,140)            0           0      (2,140)            (2,140)
                                             -----------   -----------   ---------   -------------   -------------

Total Comprehensive Income (Loss)                                                                     $(2,053,833)
                                                                                                     -------------
                                                                                                     -------------
Partners' capital (deficit)
  September 30, 2000                         $17,615,921   $18,113,920   $(504,552)    $ 6,553
                                             -----------   -----------   ---------   -------------
                                             -----------   -----------   ---------   -------------

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        -------------------------
                                        -------------------------
                                            Six Months Ended
                                              September 30,
                                        -------------------------
                                            2000          1999
                                        -----------   -----------
Cash flows from operating activities:

Net loss                                $(2,051,693)  $(2,335,992)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization             2,557,310     2,708,738

Minority interest in loss of
  subsidiaries                              (21,868)      (25,479)
(Increase) decrease in other assets         (35,015)      109,552
Increase in accounts payable
  and other liabilities                     275,648        94,111
Increase in cash held
  in escrow                                (129,288)     (141,053)
Increase in due to general partners
  and affiliates                            428,880       405,416
Increase in due to local general
  partners and affiliates                    11,096           622
Decrease in due to local general
  partners and affiliates                  (239,622)     (315,507)
                                        -----------   -----------

Net cash provided by
  operating activities                      795,448       500,408
                                        -----------   -----------

Cash flows from investing activities:

Acquisition of property and
  equipment                                (446,301)     (170,065)
Proceeds from sale of marketable
  securities                                      0        39,964
                                        -----------   -----------

Net cash used in investing
  activities                               (446,301)     (130,101)
                                        -----------   -----------

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                        -------------------------
                                        -------------------------
                                            Six Months Ended
                                              September 30,
                                        -------------------------
                                            2000          1999
                                        -----------   -----------

Cash flows from financing activities:

Repayments of mortgage notes               (368,133)     (356,721)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest        (114,096)      (23,693)
                                        -----------   -----------

Net cash used in financing
  activities                               (482,229)     (380,414)
                                        -----------   -----------

Net decrease in cash and
  cash equivalents                         (133,082)      (10,107)

Cash and cash equivalents at
  beginning of period                     1,483,417     1,143,642
                                        -----------   -----------

Cash and cash equivalents at
  end of period                          $1,350,335    $1,133,535
                                        -----------   -----------
                                        -----------   -----------

Supplemental disclosure of cash
  flow information:
Cash paid during period for
  interest                               $2,230,809    $2,210,841
                                        -----------   -----------
                                        -----------   -----------

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

Losses attributable to minority interests aggregated approximately $10,000 and $11,000 and $22,000 and $25,000 for the three and six months ended September 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Partnership as of September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999 and cash flows for the six months ended September 30, 2000 and 1999. However, the operating results and cash flows for the six months ended September 30, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

Note 2 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 30, 2000 and 1999 were as follows:

                           Three Months Ended     Six Months Ended
                              September 30,        September 30,
                          -------------------   --------------------
                            2000       1999*      2000       1999*
                          --------   --------   --------   ---------
Partnership manage-
  ment fees (a)           $169,000   $169,000   $338,000   $338,000
Expense reimburse-
  ment (b)                  61,771     24,000     91,845     61,782
Local administra-
  tive fee (c)              13,000     11,000     26,000     23,000
                          --------   --------   --------   ---------

Total general and
  administrative-
  General Partners         243,771    204,000    455,845    422,782
                          --------   --------   --------   ---------
Property manage-
  ment fees
  incurred to
  affiliates of
  the subsidiary
  partnerships'
  general
  partners (d)             146,301    150,414    301,362    304,844
                          --------   --------   --------   ---------
Total general and
  administrative-
  related parties         $390,072   $354,414   $757,207   $727,626
                          --------   --------   --------   ---------
                          --------   --------   --------   ---------

*Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $3,842,000 and $3,504,000 were accrued and unpaid as of September 30, 2000 and March 31, 2000, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the next year.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $232,450 and $222,618 and $475,866 and

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

$448,606 for the three and six months ended September 30, 2000 and 1999, respectively. Of these fees $146,301 and $150,414 and $301,362 and $304,844, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three and six months ended September 30, 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's sources of funds during the six months ended September 30, 2000, include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

A working capital reserve of approximately $41,000 remains as of September 30, 2000.

During the six months ended September 30, 2000 and 1999, the distributions received from the Local Partnerships approximated $9,000 and $16,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $3,842,000 and $3,504,000 were accrued and unpaid as of September 30, 2000 and March 31, 2000, respectively. Without the General Partners continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the next year.

During the six months ended September 30, 2000, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $133,000 due to acquisitions of property and equipment ($446,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($114,000) and repayments of mortgage notes ($368,000) which exceeded cash provided by operating activities ($795,000). Included in the adjustments to reconcile the net loss to cash pro-vided by operating activities is depreciation and amortization ($2,557,000).

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

RESULTS OF OPERATIONS

The results of operations for the three and six months ended September 30, 2000 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 2% and 3% for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999, primarily due to rental rate increases.

Total expenses excluding general and administrative and general and administrative-related remained fairly consistent with decreases of approximately 4% and 3% for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999.

General and administrative increased approximately $63,000 for the three months ended September 30, 2000 as compared to the corresponding period in 1999 primarily due to a change of an affiliated management agent to an unaffiliated management agent in 2000 at two Local Partnerships and an increase in office expenses at two other Local Partnerships.

General and administrative-related parties increased approximately $36,000 for the three months ended September 30, 2000 as compared to the corresponding period in 1999 primarily due to an increase in expense reimbursements in 2000.

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

               FREEDOM TAX CREDIT PLUS L.P.
                       (Registrant)

               By: RELATED FREEDOM ASSOCIATES L.P.,
                   a General Partner

               By: RELATED FREEDOM ASSOCIATES INC.,
                   General Partner

Date:  October 26, 2000

                   By: /s/ Alan P. Hirmes
                      -------------------------------------
                       Alan P. Hirmes, President
                       (Principal Executive and
                       Financial Officer)

Date:  October 26, 2000

                   By: /s/ Glenn F. Hopps
                      -------------------------------------
                       Glenn F. Hopps, Treasurer
                       (Principal Accounting Officer)

               and

               By: FREEDOM GP INC.,
                   a General Partner

Date:  October 26, 2000

                   By: /s/ Alan P. Hirmes
                      -------------------------------------
                       Alan P. Hirmes, President
                       (Principal Executive and
                       Financial Officer)

Date:  October 26, 2000

                   By: /s/ Glenn F. Hopps
                      -------------------------------------
                       Glenn F. Hopps, Treasurer
                       (Principal Accounting Officer)