Form 10-Q
period 2000-12-31
FREEDOM TAX CREDIT PLUS LP
filed 2001-01-23
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------ SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000

                                       OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24652


                          FREEDOM TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                         13-3533987
---------------------------              -----------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------          --------------
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
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                       December 31,   March 31,
                                          2000         2000
                                      ------------  ------------

ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $48,110,753 and $44,409,197,
  respectively)                     $  95,503,319 $  98,567,972
Cash and cash equivalents               1,260,538     1,483,417
Investment in marketable securities       112,215       113,553
Cash held in escrow                     4,613,446     4,311,637
Deferred costs (net of accumulated
  amortization of $1,440,534
  and $1,316,082, respectively)         1,498,334     1,622,786
Other assets                            1,181,984     1,081,697
                                      -----------   -----------

Total Assets                         $104,169,836  $107,181,062
                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable              $  69,362,323 $  69,914,088
Accounts payable and other
  liabilities                           2,587,137     2,109,616
Due to local general partners and
  affiliates                            3,017,176     3,392,393
Due to general partners and
  affiliates (Note 2)                   4,778,447     4,106,667
                                    ------------- -------------

Total Liabilities                      79,745,083    79,522,764
                                     ------------  ------------

Minority interests                      7,842,032     7,988,544
                                    ------------- -------------

Partners' Capital (Deficit):
Limited partners (72,896 BACs
  issued and outstanding)              17,090,258    20,145,096
General partners                         (514,892)     (484,035)
Accumulated other comprehensive
  income:
Unrealized gain on marketable
  securities                                7,355         8,693
                                     ------------    ----------

Total Partners' Capital (Deficit)      16,582,721    19,669,754
                                     ------------    ----------

Total Liabilities and Partners'
  Capital (Deficit)                  $104,169,836  $107,181,062
                                      ===========   ===========

See accompanying notes to consolidated financial statements.


                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                            Three Months Ended                Nine Months Ended
                              December 31,                      December 31,
                       -------------------------          ----------------------
                          2000             1999*          2000             1999*
                       -------------------------          ---------------------

Revenues
Rental income         $ 3,311,051$       3,239,497    $  9,933,374    $  9,661,625
Other                      405,911         376,437       1,103,631       1,054,108
                      ------------    ------------    ------------    ------------
Total revenues           3,716,962       3,615,934      11,037,005      10,715,733
                      ------------    ------------    ------------    ------------

Expenses
General and
  administrative           616,267         536,496       1,911,873       1,719,775
General and
  administrative-
  related parties
  Note 2)                  394,641         398,262       1,151,848       1,125,888
Operating and
  other                    349,376         308,947       1,042,952       1,019,134
Repairs and
  Maintenance              603,177         641,492       1,647,027       1,665,284
Real estate taxes          239,455         229,867         707,294         707,202
Insurance                  101,449          85,055         307,556         301,825
Financial                1,188,211       1,202,854       3,560,320       3,616,397
Depreciation and
  amortization           1,268,698       1,273,703       3,826,008       3,982,441
                      ------------    ------------    ------------    ------------
Total expenses           4,761,274       4,676,676      14,154,878      14,137,946
                      ------------    ------------    ------------    ------------

Loss before
  minority interest     (1,044,312)     (1,060,742)     (3,117,873)     (3,422,213)

Minority interest
  in loss of
  subsidiary
  partnerships              10,310          11,094          32,178          36,573
                      ------------    ------------    ------------    ------------

Net loss              $ (1,034,002)   $ (1,049,648)   $ (3,085,695)   $ (3,385,640)
                      ============    ============    ============    ============

Net loss - limited
  partners            $ (1,023,662)   $ (1,039,152)   $ (3,054,838)   $ (3,351,784)
                      ============    ============    ============    ============

Number of BACs
  outstanding               72,896          72,896          72,896          72,896
                      ============    ============    ============    ============

Basic net loss
  per BAC                   (14.05)   $     (14.25)   $     (41.91)   $     (45.98)
                      ============    ============    ============    ============

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.


                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                                                                                             Accumulated
                                                                                                Other
                                                              Limited         General        Comprehensive   Comprehensive
                                                Total         Partners       Partners           Income            Loss
                                           --------------     --------        --------      ---------------   ------------

Partners' capital (deficit) April 1, 2000   $ 19,669,754    $ 20,145,096    $   (484,035)   $      8,693

Comprehensive Income (Loss):
Net loss - Nine  months ended
  December 31, 2000                           (3,085,695)     (3,054,838)        (30,857)                   $ (3,085,695)

Other Comprehensive  Income (Loss):
Net unrealized loss on marketable
  securities                                      (1,338)              0               0          (1,338)         (1,338)
                                            ------------    ------------    ------------    ------------    ------------

Total Comprehensive Income (Loss)                                                                           $ (3,087,033)
                                                                                                            ============
Partners' capital (deficit)
  December 31, 2000                         $ 16,582,721    $ 17,090,258    $   (514,892)   $      7,355
                                            ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine Months Ended
                                                            December 31,
                                                        2000           1999
                                                  -----------------------------

Cash flows from operating activities:

Net loss                                            $(3,085,695)   $(3,385,640)

Adjustments to reconcile net loss to
  net cash provided by operating activities:

Depreciation and amortization                         3,826,008      3,982,441
Minority interest in loss of
  subsidiaries                                          (32,178)       (36,573)
(Increase) decrease in other assets                    (100,287)       152,445
Increase in accounts payable
  and other liabilities                                 477,521        358,349
Increase in cash held
  in escrow                                            (301,809)      (346,762)
Increase in due to general partners
  and affiliates                                        671,780        630,356
Increase in due to local general
  partners and affiliates                                17,478         36,045
Decrease in due to local general
  partners and affiliates                              (392,695)      (376,360)
                                                    -----------    -----------

Net cash provided by
  operating activities                                1,080,123      1,014,301
                                                    -----------    -----------

Cash flows from investing activities:

Acquisition of property and
  equipment                                            (636,903)      (395,302)
Proceeds from sale of marketable
  securities                                                  0         39,964
                                                    -----------    -----------

Net cash used in investing
  activities                                           (636,903)      (355,338)
                                                    -----------    -----------

Cash flows from financing activities:

Repayments of mortgage notes                           (551,765)      (544,485)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                    (114,334)       (23,171)
                                                    -----------    -----------

Net cash used in financing
  activities                                           (666,099)      (567,656)
                                                    -----------    -----------

Net (decrease) increase in cash
  and cash equivalents                                 (222,879)        91,307

Cash and cash equivalents at
  beginning of period                                 1,483,417      1,143,642
                                                    -----------    -----------

Cash and cash equivalents at
  end of period                                     $ 1,260,538    $ 1,234,949
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                $ 3,395,173    $ 3,401,362
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

Note 1 - General



                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

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

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $10,000 and $11,000 and $32,000 and $37,000 for the three and nine months ended December 31, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999 and cash flows for the nine months ended December 31, 2000 and 1999. However, the operating results and cash flows for the nine months ended December 31, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

Note 2 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 31, 2000 and 1999 were as follows:

                        Three Months Ended          Nine Months Ended
                             December 31,              December 31,
                     ------------------------    -----------------------
                          2000         1999*         2000        1999*
                     ------------------------    -----------------------

Partnership manage-
  ment fees (a)       $  169,000   $  169,000    $ 507,000     $507,000
Expense reimburse-
  ment (b)                68,186       54,124      160,031      115,906
Local administra-
  tive fee (c)            13,000       12,000       39,000       35,000
                      ----------   ----------   ----------   ----------

Total general and
  administrative-
  General Partners       250,186      235,124      706,031      657,906
                      ----------   ----------   ----------   ----------
Property manage-
  ment fees
  incurred to
  affiliates of
  the subsidiary
  partnerships'
  general
  partners (d)           144,455      163,138      445,817      467,982
                      ----------   ----------   ----------   ----------
Total general and
  administrative-
  related parties     $  394,641   $  398,262   $1,151,848   $1,125,888
                      ==========   ==========   ==========   ==========

*Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $4,011,000 and $3,504,000 were accrued and unpaid as of December 31, 2000 and March 31, 2000, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued to allow the accrual without payment of these amounts, but are under no obligation to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the next year.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $230,617 and $234,660 and $706,483 and $683,266 for the three and nine months ended December 31, 2000 and 1999, respectively. Of these fees $144,455 and $163,138 and $445,817 and $467,982, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three and nine months ended December 31, 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's sources of funds during the nine months ended December 31, 2000, include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

A working capital reserve of approximately $34,000 remains as of December 31, 2000.

During the nine months ended December 31, 2000 and 1999, the distributions received from the Local Partnerships approximated $9,000 and $17,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $4,011,000 and $3,504,000 were accrued and unpaid as of December 31, 2000 and March 31, 2000, respectively. Without the General Partners' continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued to allow the accrual without payment of these amounts, but are under no obligation to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the next year.

During the nine months ended September 30, 2000, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $223,000 due to acquisitions of property and equipment ($637,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($114,000) and repayments of mortgage notes ($552,000) which exceeded cash provided by operating activities ($1,080,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,826,000).

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2000 continue to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 2% and 3% for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999, primarily due to rental rate increases.

Total expenses excluding general and administrative and operating and other and insurance remained fairly consistent with decreases of approximately 1% for both the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999.

General and administrative increased approximately $80,000 and $192,000 for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999 primarily due to a change of an affiliated management agent to an unaffiliated management agent in 2000 at two Local Partnerships and an increase in office expenses at four other Local Partnerships.

Operating and other increased approximately $40,000 for the three months ended December 31, 2000 as compared to the corresponding period in 1999 primarily due to an increase in water and sewer charges at one Local Partnership.

Insurance increased approximately $16,000 for the three months ended December 31, 2000 as compared to the corresponding period in 1999 primarily due to an overaccrual of insurance expense in the second quarter of 1999 at one Local Partnership which was corrected in the third quarter of 1999.

Accounting Standards Issued but not yet Adopted
-----------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have any impact on the financial position of operations of the Partnership.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                  (Registrant)

               By: RELATED FREEDOM ASSOCIATES L.P.,
                   a General Partner

               By: RELATED FREEDOM ASSOCIATES INC.,
                   General Partner

Date:

                   By:
                      ------------------------------------
                      Alan P. Hirmes, President
                      (Principal Executive and
                      Financial Officer)

Date:

                   By:
                      ------------------------------------
                      Glenn F. Hopps, Treasurer
                      (Principal Accounting Officer)

               and

               By: FREEDOM GP INC.,
                   a General Partner

Date:

                   By:
                      ------------------------------------
                      Alan P. Hirmes, President
                      (Principal Executive and
                      Financial Officer)

Date:

                   By:
                      ------------------------------------
                      Glenn F. Hopps, Treasurer
                      (Principal Accounting Officer)

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                  (Registrant)

               By: RELATED FREEDOM ASSOCIATES L.P.,
                   a General Partner

               By: RELATED FREEDOM ASSOCIATES INC.,
                   General Partner

Date:  January 23, 2001

                   By:/s/ Alan P. Hirmes
                      Alan P. Hirmes, President
                      (Principal Executive and
                      Financial Officer)

Date:  January 23, 2001

                   By:/s/ Glenn F. Hopps
                      Glenn F. Hopps, Treasurer
                      (Principal Accounting Officer)

               and

               By: FREEDOM GP INC.,
                   a General Partner

Date:  January 23, 2001

                   By:/s/ Alan P. Hirmes
                      Alan P. Hirmes, President
                      (Principal Executive and
                      Financial Officer)

Date:  January 23, 2001

                   By:/s/ Glenn F. Hopps
                      Glenn F. Hopps, Treasurer
                      (Principal Accounting Officer)