Form 10-K
period 2001-03-31
FREEDOM TAX CREDIT PLUS LP
filed 2001-06-21
CIK 854926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------
       ACT OF 1934

For the fiscal year ended March 31, 2001
                                        OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24652

                           FREEDOM TAX CREDIT PLUS L.P.
                           ----------------------------
              (Exact name of registrant as specified in its charter)

                  Delaware
--------------------------------------------                      -------
13-3533987
------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                    Identification
No.)

625 Madison Avenue, New York, New York                             10022
--------------------------------------                       -----------------
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

                                      -86-
J:\PFK\March\FREE\FREE.DOC

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                          THE "SAFE HARBOR" PROVISIONS OF
               THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

                                     PART I

Item 1.  Business.

General

Freedom Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on August 28, 1989. The General Partners of the Partnership are Related Freedom Associates L.P., a Delaware limited partnership (the "Related General Partner"), and Freedom GP Inc., a Delaware corporation (the "Freedom General Partner" and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Freedom Associates Inc., a Delaware corporation. The General Partners are both affiliates of Related Capital
Company. On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Freedom General Partner. Prior to such purchase the Freedom General Partner was an affiliate of Lehman Brothers.

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

The Partnership received $72,896,000 of the gross proceeds of the Offering from 4,780 investors, and the Offering was terminated on August 8, 1991. (See Item 8, "Financial Statements and Supplementary Data," Note 1 of Notes to Consolidated Financial Statements.)

Investment Objectives

The Partnership was formed to invest as a limited partner in other limited partnerships ("Local Partnerships"), each of which owns one or more leveraged low-income multi-family residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, the "Tax Credits"). The Partnership's investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership. As of March 31, 2001, the Partnership had acquired interests in forty-two Local Partnerships. As of March 31, 2001, approximately $58,000,000 of net proceeds had been invested in such Local Partnerships, representing all of the Partnership's net proceeds available for investment. Subsequent to March 31, 2001 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, "Properties," below.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has an interest has been allocated by the relevant state credit agency the authority to recognize Housing Tax Credits during the Credit Period, provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Housing Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Housing Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Housing Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

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

As of March 31, 2001, cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

Segments
The Partnership operates in one segment, which is the investment in multi-family residential property.

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



                           Local Partnership Schedule

Name and Location                                      %  of  Units  Occupied  at
                                                    -------------------------------
May 1,
------------------------------------
(Number of Units)                   Date Acquired   2001    2000 1999   1998  1997
-----------------                   -------------   ----    ---- ----   ----  ----


Parkside Townhomes
York, PA (53)                       September 1990   94%    98%   100%   98%    91%

Twin Trees
Layton, UT (43)                     October 1990    100%    98%   100%   93%   100%

Bennion (Mulberry)
Taylorsville, UT (80)               October 1990     94%    90%    98%   99%    99%

Hunters Chase
Madison, AL (91)                    October 1990     95%    89%    95%   94%    97%

Wilshire Park
Huntsville, AL (65)                 October 1990     95%    94%    89%   95%    92%

Bethel Park
Bethel, OH (84)                     October 1990     86%    95%    88%   86%    95%

Zebulon Park
Owensville, OH (66)                 October 1990     97%    96%    85%   89%    88%

Tivoli Place
Murphreesboro, TN (61)              October 1990     88%    95%    98%   98%    97%

Northwood (Hartwood)
Jacksonville, FL (110)              October 1990     95%    96%    97%  100%   100%

Oxford Trace
Aiken, SC (29)                      October 1990     97%    93%    97%   90%   100%

Ivanhoe Apts.
Salt Lake City, UT (19)             January 1991     95%   100%   100%   89%    84%

Washington Brooklyn
Brooklyn, NY (24)                   January 1991    100%   100%   100%  100%    92%

Manhattan B (C.H. Development)
New York, NY (35)                   January 1991     97%    94%    94%  100%   100%

Davidson Court
Staten Island, NY (38)              March 1991      100%    95%    97%   92%    97%

Magnolia Mews
Philadelphia, PA (63)               March 1991      100%   100%   100%  100%    98%

Oaks Village
Whiteville, NC (40)                 March 1991       98%    98%    93%  100%    95%

Greenfield Village
Dunn, NC (40)                       March 1991       95%   100%   100%   98%    98%

Morris Avenue (CLM Equities)
Bronx, NY (58)                      April 1991      100%   100%   100%  100%   100%

Victoria Manor
Riverside, CA (112)                 April 1991      100%    98%    94%   89%    91%

Ogontz Hall
Philadelphia, PA (35)               April 1991      100%    84%    97%   94%    90%

Eagle Ridge
Stoughton, WI (54)                  May 1991         96%    91%    96%   83%    72%

Nelson Anderson
Bronx, NY (81)                      June 1991        98%    99%    97%   98%    99%

Abraham Lincoln Apts.
Irondequoit, NY (69)                September 1991   91%   100%    99%  100%   100%

Wilson Street Apts. (Middletown)
Middletown, PA (44)                 September 1991   91%   100%    98%  100%    96%

Lauderdale Lakes
Lauderdale Lakes, FL (172)          October 1991     95%    94%    94%   98%    98%

Flipper Temple
Atlanta, GA (163)                   October 1991     96%    97%   100%  100%   100%

220 Cooper Street
Camden, NJ (29)                     December 1991    97%   100%    70%  100%    77%

Pecan Creek
Tulsa, OK (47)                      December 1991    98%    98%    91%  100%   100%

Vendome
Brooklyn, NY (24)                   December 1991   100%   100%   100%  100%   100%

Rainer Villas
New Augusta, MS (20)                December 1991   100%   100%   100%  100%   100%

Pine Shadow Apts.
Waveland, MS (48)                   December 1991   100%   100%   100%  100%   100%

Windsor Place
Wedowee, AL (24)                    December 1991   100%   100%   100%  100%   100%

Brookwood Apts.
Foley, AL (38)                      December 1991    95%    97%   100%  100%   100%

Heflin Hills Apts.
Heflin, AL (24)                     December 1991   100%    96%   100%  100%   100%

Shadowood Apts.
Stevenson, AL (24)                  December 1991   100%    91%    96%   92%    92%

Brittany Apts.
DeKalb, MS (25)                     December 1991   100%   100%   100%  100%   100%

Hidden Valley Apts.
Brewton, AL (40)                    December 1991   100%   100%   100%  100%    95%

Westbrook Square
Carthage, MS (32)                   December 1991    88%    91%    91%   97%    88%

Royal Pines Apts. (Warsaw Elderly)
Warsaw, KY (36)                     December 1991   100%   100%   100%  100%   100%

West Hill Square
Gordo, AL (24)                      December 1991   100%   100%   100%  100%   100%

Elmwood Manor
Picayune, MS (24)                   December 1991   100%   100%   100%   96%   100%

Harmony Gate Apts.
Los Angeles, CA (70)                March 1992       97%    96%    94%   97%    94%


None of the Local Partnership's assets or revenue balances are greater than 10% of the total assets or revenue balances.

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

The General Partners generally require that the general partners of the Local Partnerships ("Local General Partners") undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Operating Deficit Guarantees, amounts funded are treated as operating loans which do not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2001, all Operating Deficit Guarantees have expired and $319,638 of operating loans are outstanding. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the Operating Deficit Guarantees have been secured by letters of credit and/or cash escrow deposits.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2001, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $72,896,000. All of the issued and outstanding Limited Partnership Interests have been issued to Freedom Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs. As of May 7, 2001, the Partnership has 4,103 registered holders of an aggregate of 72,896 BACs.

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

There are no material restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2001. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.


                                                                    For the Years
                       ended March 31,
OPERATIONS
----------             --------     --------     --------    --------
                       2001         2000         1999        1998         1997
                       -----------  -----------  ----------- -----------  ----
Revenues               $14,946,838  $            $           $            $
                                     14,333,134   13,968,742  13,504,955   13,270,634
Expenses               (19,238,172) (18,617,952) (18,748,002)(18,672,456) (18,666,634)
Loss on impairment
  of assets
                       ---          -------      ----------------
                        (2,065,000)    (500,000)           0  (1,100,000)           0
                        ----------     --------            -  ----------            -

Loss before             (6,356,334)  (4,784,818)  (4,779,260) (6,267,501)  (5,396,000)
  minority interest
  and extraordinary
  item
Minority interest
                       --------     --------     --------    --------
                            48,280       50,054       50,809      69,986       59,470
                            ------       ------       ------      ------       ------

Loss before             (6,308,054)  (4,734,764)  (4,728,451) (6,197,515)  (5,336,530)
  extraordinary item
Extraordinary item
  - forgiveness of
  indebtedness
  income                         0            0            0           0       87,262
                                 -            -            -           -       ------

Net loss               $            $            $           $            $
                        ==           ==           ==          ==
                        (6,308,054)  (4,734,764)  (4,728,451) (6,197,515)  (5,249,268)
                        ==========   ==========   ==========  ===========  ==========

Per  BAC:
Loss before            $            $            $           $            $
  extraordinary item         (85.67)      (64.30)      (64.22)     (84.17)      (72.48)

Extraordinary item
                               0.00         0.00         0.00        0.00         1.19
                               ----         ----         ----        ----         ----

Net loss               $            $            $           $            $
                       ==========   ==========    ==========  ==========
                             (85.67)      (64.30)      (64.22)     (84.17)      (71.29)
                             =======      =======      ======      =======      ======


                       March 31,
OPERATIONS
----------             --------     --------     --------    --------
                       2001         2000         1999        1998         1997
                       -----------  -----------  ----------- -----------  ----

Total assets           $100,937,211 $107,181,062 $111,946,154$116,339,040 $122,394,464
                       ============  ===========  =========== ===========  ===========

Mortgage notes         $            $69,914,088  $           $            $
                       ===           ==========   ==          ==
  payable               69,021,892                70,447,844  71,068,616   71,673,532
                        ==========                ==========  ==========   ==========

Total liabilities      $            $79,522,764  $           $            $
                       ===           ==========   ==          =
                        79,602,583                79,491,693  79,548,347   79,120,739
                        ==========                ==========  ==========   ==========

Total partners'        $            $19,669,754  $           $            $
                       ===           ==========   ==          =
  capital               13,357,152                24,407,636  29,133,636   35,327,274
                        ==========                ==========  ==========   ==========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

General

During the year ended March 31, 2001, the primary sources of liquidity included working capital, interest earned on working capital, and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

Working capital of approximately $39,000 (unconsolidated) remains as of March 31, 2001. It is used to pay operating expenses of the Partnership, including Partnership management fees payable to the General Partners and advances to Local Partnerships if warranted. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the next year.

During the fiscal year ended March 31, 2001, cash and cash equivalents of the Partnership and its forty-two Local Partnerships increased approximately $188,000 primarily due to cash provided by operating activities ($1,648,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($166,000) which exceeded capital improvements ($771,000) and repayments of mortgage loans ($892,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,104,000) and a loss on impairment of assets ($2,065,000).

During the years ended March 31, 2001 ("Fiscal Year 2001"), March 31, 2000 ("Fiscal Year 2000") and March 31, 1999 ("Fiscal Year 1999") the amounts received from the Local Partnerships were $26,796, $24,406 and $16,630, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions, as well as the working capital referred to in the paragraph above, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $4,180,000 and $3,504,000 were accrued and unpaid as of March 31, 2001 and 2000, respectively. Without the General Partner's continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

Effective January 1, 1999 the State of California now requires owners of a property benefiting from FHA insured mortgages under Section 236 or 221(a)(3) to provide a nine month notice of contract termination or prepayment of the FHA insured loan. In addition, the owner must offer the properties for sale to those entities who agree to maintain the property as affordable housing.

On October 20, 1999 President Clinton signed the Fiscal Year 2000 VA, the HUD Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000," reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market. As of March 31, 2001, none of the Local Partnerships have opted to enter the Mark-to-Market Program and therefore this has no impact on the Partnership.

For a discussion of contingencies affecting a certain Local Partnership, see "Results of Operations of a Certain Local Partnership" below. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership would eliminate the ability to generate future Housing Tax Credits from such Local Partnership and may also result in recapture of Housing Tax Credits if the investment is lost before the expiration of the Credit Period.

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

Results of Operations

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Partnership periodically compares the carrying value of its Properties to its estimate of the sum of undiscounted future cash flows and the fair value of remaining Tax Credits, to determine if the carrying value of the Property is impaired. If the Property is considered impaired based on this analysis, an impairment loss is recorded in order to write down the Property to its fair value. The determination of fair value is based not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's interest in the Properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the Properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. During the year ended March 31, 2001, there was a $2,065,000 loss on the impairment of two assets. During the period March 31, 1998 through March 31, 2001, the Partnership has recorded $3,665,000 of losses on impairment of assets.

The following is a summary of the results of operations of the Partnership for the fiscal years ended March 31, 2001, 2000 and 1999.

The Partnership's primary source of income continues to be rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The Partnership received rental subsidies which amounted to approximately $2,904,000, $2,827,000 and $2,737,000 for the years ended March 31, 2001, 2000 and 1999, respectively. The related rental subsidy programs have expiration dates that either expire subsequent to the year 2001 or terminate upon total disbursement of the assistance obligation.


2001 vs. 2000

Rental income increased approximately 3% for the year ended March 31, 2001 as compared to 2000 primarily due to rental increases.

Other increased approximately $266,000 for the year ended March 31, 2001 as compared to 2000 primarily due to the underaccrual of interest income for the years ended December 31, 1999 and prior at one Local Partnership.

No major expense categories, excluding the loss on impairment of assets, changed more than 8% for the year ended March 31, 2001 as compared to 2000.


2000 vs. 1999

Rental income increased approximately 2% for the year ended March 31, 2000 as compared to 1999 primarily due to rental rate increases.

No major expense categories, excluding the loss on impairment of assets, changed more than 5% for the year ended March 31, 2000 as compared to 1999.

Other

The Partnership continues to meet its primary objective of generating Housing Tax Credits. Housing Tax Credits are generated by a Property over a ten-year period commencing as each Property is leased to qualified tenants. During the years ended March 31, 2001, 2000 and 1999, the Housing Tax Credits received by the Partnership totaled $11,106,285, $11,200,999 and $11,200,999, respectively. Based on the fact that certain Local Partnerships' tax credits will be expiring in the year 2001, the Partnership expects the total Tax Credits to be received to be less than those of prior years.

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

The Partnership does not anticipate that it will be in a position to make cash distributions at any time prior to the disposition of the Properties. If distributions of operating cash flow are made, it is expected that they will be limited. As of March 31, 2001, no such distributions have been made.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is not exposed to market risk since its mortgage indebtedness bears fixed rates of interest.

Item 8.  Financial Statements and Supplementary Data.
                                                                   Sequential
                                                                   Page
                                                             ---------------
(a) 1.   Financial Statements

         Independent Auditors' Reports                                        16

         Consolidated Balance Sheets as of March 31, 2001 and 2000            87

         Consolidated  Statements  of  Operations  for the years  ended
         March 31, 2001, 2000 and 1999                                        88

         Consolidated   Statements  of  Changes  in  Partners'  Capital
         (Deficit) for the years ended March 31, 2001, 2000 and 1999          89

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2001, 2000 and 1999                                        90

         Notes to Consolidated Financial Statements                           92

                          INDEPENDENT AUDITORS' REPORT




The Partners
Freedom Tax Credit Plus L.P.:



We have audited the accompanying consolidated balance sheets of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the years in the three-year period ended March 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules. These consolidated financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits. We did not audit the financial statements of 26 and 18 of the consolidated partnerships, which statements reflect combined assets constituting 44% and 48% as of March 31, 2001 and 2000, and combined revenues constituting 47%, 37% and 42% for 2001, 2000 and 1999, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


New York, New York
May 18, 2001

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

/s/ McKonly & Asbury LLP
Harrisburg, Pennsylvania
February 11, 2000

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ivanhoe Apartments Limited Partnership

We have audited the accompanying balance sheet of Ivanhoe Apartments Limited Partnership (a Limited Partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivanhoe Apartments Limited Partnership at December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 24, 2001

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

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 13, 2000

[Letterhead of Friedman Alpren & Green LLP]

INDEPEDENT AUDITOR'S REPORT

TO THE PARTNERS OF WASHINGTON BROOKLYN LIMITED PARTNERSHIP

We have audited the accompanying balance sheet of WASHINGTON BROOKLYN LIMITED PARTNERSHIP as of December 31, 2000, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WASHINGTON BROOKLYN LIMITED PARTNERSHIP as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
February 20, 2001

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

/s/ Friedman Alpren & Green LLP
New York, New York
January 15, 1999

[Letterhead of Richard J. Klinkowitz]

To the Partners C-H DEVELOPMENT GROUP ASSOCIATES (A LIMITED PARTNERSHIP) 625 Madison Avenue New York, New York 10022

Gentlemen:

I have audited the accompanying balance sheet of C-H DEVELOPMENT GROUP ASSOCIATES (a New York Limited Partnership) as of December 31, 2000 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on the audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H DEVELOPMENT GROUP ASSOCIATES as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Richard J. Klinkowitz
Far Rockaway, New York
February 22, 2001

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

Respectfully submitted,

/s/ Richard J. Klinkowitz
Far Rockaway, New York
February 22, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS'REPORT

To the Partners Davidson Court, L.P.

We have audited the accompanying balance sheets of Davidson Court, L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Court, L.P., as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 1, 2001

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

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
January 24, 2000

[Letterhead of Haefele, Flanagan & Co., p.c.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Magnolia Mews Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of December 31, 2000, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of December 31, 2000, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Haefele, Flanagan & Co., p.c.
Moorestown, New Jersey
January 26, 2001

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

/s/ Haefele, Flanagan & Co., p.c.
Moorestown, New Jersey
January 19, 1999

[Letterhead of Snipes, Gower & Associates, P.A.]

The Partners
The Oaks Village Limited Partnership
Dunn, North Carolina

We have audited the accompanying balance sheets of The Oaks Village Limited Partnership, Project No. 38-024-561572445 as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Village Limited Partnership, Project No. 38-024-561572445 as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2001 on our consideration of The Oaks Village Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards, and should be read in conjunction with this report in considering the results of our audit.

/s/ Snipes, Gower & Assoc., P.A.
Dunn, North Carolina
January 29, 2001

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

/s/ Snipes, Gower & Assoc., P.A.
Dunn, North Carolina
January 20, 2000

[Letterhead of Snipes, Gower & Associates, P.A.]

The Partners
Greenfield Village Limited Partnership
Dunn, North Carolina

We have audited the accompanying balance sheets of Greenfield Village Limited Partnership, RHS Project No.: 38-043-561614646, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Village Limited Partnership RHS Project No.: 38-043-561614646 as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplement information on Page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2001 on our consideration of Greenfield Village Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Snipes, Gower & Associates, P.A.
Dunn, North Carolina
January 23, 2001

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

/s/ Nanas, Stern, Biers, Neinstein and Co. LLP
January 12, 2000
Beverly Hills, California

[Letterhead of Fishbein & Company, P.C.]

INDEPENDENT AUDITOR'S REPORT
Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of OGONTZ HALL INVESTORS (A Limited Partnership), PHFA Project No. 0-0116, as of December 31, 2000 and 1999, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2001, on our consideration of Ogontz Hall Investors' internal control and a report dated January 19, 2001, on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fishbein & Company, P.C.
Elkins Park, PA
January 19, 2001

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

/s/ Fishbein & Company, P.C.
Elkins Park, PA
January 21, 2000

[Letterhead of Virchow, Krause & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Eagle Ridge Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheets of Eagle Ridge Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Ridge Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information provided, as identified in the table of contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Virchow, Krause & Company, LLP
Madison, Wisconsin
January 18, 2001

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

/s/ Regen, Benz & MacKenzie
New York, New York
February 25, 2000

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C.]

Report of INDEPENDENT Accountants

To the Partners
Conifer Irondequoit Associates
(A Limited Partnership)
Irondequoit, New York

We have audited the accompanying balance sheets of Conifer
Irondequoit Associates (A Limited Partnership), as of December 31, 2000 and 1999 and the related statements of changes in partners' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Irondequoit Associates (A Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Rochester, New York
January 23, 2001

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

/s/ ZINER, KENNEDY & LEHAN LLP
Quincy, Massachusetts
January 15, 2000

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Flipper Temple Associates, L.P.

We have audited the accompanying balance sheet of Flipper Temple Associates, L.P., as of December 31, 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flipper Temple Associates, L.P., as of December 31, 2000, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such supplemental information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 25, 2001 on our consideration of Flipper Temple Associates, L.P.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non- discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Taxpayer Identification Number: 52-1088612
Bethesda, Maryland
January 25, 2001
Lead Auditor: Robert J. Denmark

[Letterhead of Heffler, Radetich & Saitta L.L.P]

INDEPENDENT AUDITORS' REPORT

To the Partners of 220 Cooper Street, L.P.

We have audited the accompanying balance sheets of 220 Cooper Street, L.P., as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, an error resulting in understatement of previously reported interest income was discovered by management of the Partnership during the current year. Accordingly, an adjustment has been made to partners' equity as of January 1, 1999, and to interest income for the year ended December 31, 1999, to correct the error.

/s/ Heffler, Radetich & Saitta L.L.P.
Mount Laurel, NJ
February 9, 2001

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 11, 1999

[ARCHAMBO, MUEGGENBORG & DICK, INC. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pecan Creek Limited Partnership
Bartlesville, Oklahoma

We have audited the accompanying balance sheets of Pecan Creek Limited Partnership, HUD Project No. FHA 118-35121 (a limited partnership), as of December 31, 2000 and 1999 and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Creek Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in its partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued reports dated January 22, 2001 on our consideration of Pecan Creek Limited Partnership's internal control, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD program transactions, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with this report in considering the results of our audit.

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

/s/ Archambo, Mueggenborg & Dick, Inc.
Deborah E. Mueggenborg, Audit Partner
Certified Public Accountants
73-1439902
Bartsville, Oklahoma
January 22, 2001

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

[Letterhead of AGBIMSON & CO., PLLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2000, and the related statements of Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We are unable to obtain adequate support for the carrying value for the building construction and rehabilitation costs included in the fixed assets at December 31, 2000, which also affected material amounts included in the Statements of Loss and Partners' Capital for the year then ended as described in Note 10.

In our opinion, except for the effects on the financial statements of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the carrying value of building and rehabilitation costs, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
February 9, 2001

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

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
February 10, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Augusta Associates, Ltd.
New Augusta, Mississippi

We have audited the accompanying balance sheets of New Augusta Associates, Ltd. a limited partnership, RHS Project No.: 28-056-640665470 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Augusta Associates, Ltd., RHS Project No.: 28-056-640665470 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2001 on our consideration of New Augusta Associates, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 19, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pine Shadow, Ltd.
Waveland, Mississippi

We have audited the accompanying balance sheets of Pine Shadow, Ltd. a limited partnership, RHS Project No.: 28-023-640661063 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Shadow, Ltd., RHS Project
No.: 28-023-640661063 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2001 on our consideration of Pine Shadow, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2001

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

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 1999 on our consideration of Pine Shadow, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Windsor Place, L.P.
Wedowee, Alabama

We have audited the accompanying balance sheets of Windsor Place, L.P. a limited partnership, RHS Project No.: 01-056-631024917 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of Windsor Place, L.P., RHS Project No.: 01-056-631024917 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 2001 on our consideration of Windsor Place, L.P., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookwood Associates, Ltd.
Foley, Alabama

We have audited the accompanying balance sheets of Brookwood Associates, Ltd., a limited partnership, RHS Project No.: 01-002-621394754 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Associates, Ltd., RHS Project No.: 01-002-621394754 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2001 on our consideration of Brookwood Associates, Ltd.,'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Heflin Hills Apartments, Ltd.
Heflin, Alabama

We have audited the accompanying balance sheets of Heflin Hills Apartments, Ltd., a limited partnership, RHS Project No.: 01-015-631039371 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heflin Hills Apartments, Ltd., RHS Project No.: 01-015-631039371 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2001 on our consideration of Heflin Hills Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 19, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 18, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]
INDEPENDENT AUDITORS' REPORT

To the Partners
Shadowood Apartments, Ltd.
Stevenson, Alabama

We have audited the accompanying balance sheets of Shadowood Apartments, Ltd., a limited partnership, RHS Project No.: 01-036-631030182 as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of Shadowood Apartments, Ltd., RHS Project No.: 01-036-631030182 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 2001 on our consideration of Shadowood Apartments, Ltd's., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 1999

[Letterhead of Donald W. Causey & Associates, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Brittany Associates, L.P.
Dekalb, Ms.

We have audited the accompanying balance sheets of Brittany Associates, L.P., a limited partnership, RHS Project No.: 28-035-581896085 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brittany Associates, L.P. RHS Project No.: 28-035-581896085 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2001 on our consideration of Brittany Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hidden Valley Apartments, Ltd.
Brewton, Alabama

We have audited the accompanying balance sheets of Hidden Valley Apartments, Ltd. a limited partnership, RHS Project No.: 01-027-631025600 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Valley Apartments, Ltd. RHS Project No.: 01-027-631025600 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2001 on our consideration of Hidden Valley Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 15, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 1999

[Letterhead of Bob T. Robinson]

To the Partners
Westbrook Square, Ltd.

INDEPENDENT Auditor's Report

I have audited the accompanying balance sheet of Westbrook Square, Ltd. (RD Case number 28-040-640770978) as of December 31, 2000 and 1999 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westbrook Square, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated March 5, 2001 on my consideration of the partnership's internal control structure and a report dated March 5, 2001 on its compliance with laws and regulations.

My audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information, including separate reports on compliance with laws and regulations and on internal controls, is presented for the purposes of additional analysis and is not a required part of the financial statements of Westbrook Square, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

The annual budgets of Westbrook Square, Ltd. included in the accompanying prescribed form RD 1930-7 (Rev 10-96) have not been compiled or examined by me, and, accordingly, I do not express an opinion or any other form of assurance on them.

/s/ Bob T. Robinson
Jackson, Mississippi
March 5, 2001

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

/s/ Bob T. Robinson
Jackson, Mississippi
February 29, 2000

[Letterhead of DONALD W. CAUSEY, CPA, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Warsaw Elderly Housing, Ltd.
Warsaw, Kentucky

I have audited the accompanying balance sheets of Warsaw Elderly Housing, Ltd., a limited partnership, RHS Project No.: 20-039-621409235 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Elderly Housing, Ltd., RHS Project No.: 20-039-621409235 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 26, 2001 on my consideration of Warsaw Elderly Housing, Ltd., internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 26, 2001

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

/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 25, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Hill Square, Ltd.
Gordo, Alabama

We have audited the accompanying balance sheets of West Hill Square, Ltd., a limited partnership, RHS Project No.: 01-054-631010865 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Hill Square, Ltd., RHS Project No.: 01-054-631010865 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2001 on our consideration of West Hill Square, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 19, 2001

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 1999

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Elmwood Associates, L.P.
Picayune, Mississippi

We have audited the accompanying balance sheets of Elmwood Associates, L.P., a limited partnership, RHS Project No.: 28-055-640804193 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Associates, L.P., RHS Project No.: 28-055-640804193 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 2001 on our consideration of Elmwood Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 2001
[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 1999

[Letterhead of Grant Thornton LLP

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Harmony Associates

I have audited the accompanying balance sheet of Harmony Associates, L.P.
 as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Grant Thornton LLP
Los Angeles, California
January 13, 2000

                                      -91-
J:\PFK\March\FREE\FREE.DOC
                           FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                              MARCH 31, 2001 and 2000



                                     ASSETS


                                                                  2001
        2000

Property and equipment - (at cost, net of accumulated
  depreciation of $49,344,006 and $44,409,197,
  respectively) (Notes 4 and 6)                         $  92,334,593 $  98,567,972
Cash and cash equivalents                                   1,671,096     1,483,417
Investment in marketable securities (Note 2)                  109,005       113,553
Cash held in escrow                                         4,367,610     4,311,637
Deferred costs (net of accumulated amortization of
  $1,480,402 and $1,316,082, respectively) (Note 5)         1,458,466     1,622,786
Other assets                                                  996,441     1,081,697
                                                       -------------- -------------

Total Assets                                             $100,937,211  $107,181,062
                                                          ===========   ===========


                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 6)                          $ 69,021,892  $ 69,914,088
Accounts payable and other liabilities                      1,855,155     2,109,616
Due to local general partners and affiliates (Note 7)       3,623,616     3,392,393
Due to general partners and affiliates (Note 7)             5,101,920     4,106,667
                                                        ------------- -------------

Total Liabilities                                          79,602,583    79,522,764
                                                         ------------  ------------

Minority interests                                          7,977,476     7,988,544
                                                        ------------- -------------

Partners' Capital (Deficit)
Limited partners (72,896 BACs
  issued and outstanding)                                  13,900,123    20,145,096
General partners                                             (547,116)     (484,035)
Accumulated other comprehensive income:
Unrealized gain on marketable securities                        4,145          8,693
                                                     -------------------------------

Total Partners' Capital (Deficit)                          13,357,152    19,669,754
                                                         ------------  ------------

Commitments and Contingencies (Notes 7 and 9)

Total Liabilities and Partners' Capital (Deficit)        $100,937,211  $107,181,062
                                                          ===========   ===========

See accompanying notes to consolidated financial statements.





                           FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED MARCH 31, 2001, 2000 and 1999

                                                    2001
2000                                                1999
----------                                  --------------

Revenues:
Rental income                               $13,339,955   $12,992,738   $12,677,742
Other                                         1,606,883     1,340,396     1,291,000
                                            -----------   -----------   -----------

Total Revenues                               14,946,838    14,333,134    13,968,742
                                             ----------    ----------    ----------

Expenses:

Repairs and maintenance                       2,417,802     2,237,190     2,297,076
Operating and other                           1,756,607     1,694,083     1,612,461
Real estate taxes                             1,008,991       940,475       914,245
Interest                                      4,647,954     4,584,473     4,779,509
Depreciation and amortization (Notes 4 and 5) 5,103,725     5,154,833     5,128,916
General and administrative                    2,674,584     2,470,982     2,466,519
General and administrative-related parties
  (Note 7)                                    1,628,509     1,535,916     1,549,276
Loss on impairment of assets (Note 4)         2,065,000       500,000               0
                                            -----------   ---------------------------

Total Expenses                               21,303,172    19,117,952    18,748,002
                                             ----------    ----------    ----------

Loss before minority interest                (6,356,334)   (4,784,818)   (4,779,260)

Minority interest in loss of subsidiaries        48,280        50,054        50,809
                                          -------------  ------------ -------------
Net loss                                    $(6,308,054)  $(4,734,764)  $(4,728,451)
                                             ==========    ===========    ==========


Net loss - limited partners                 $(6,244,973)  $(4,687,416)  $(4,681,166)
                                             ==========    ===========   ==========

Number of BACs outstanding                       72,896        72,896        72,896
                                          =============  ============  ============


Net loss per BAC                          $       (85.67)$         (64.30)$        (64.22)
                                           =============  ================ ==============

See accompanying notes to consolidated financial statements.


                           FREEDOM TAX CREDIT PLUS L.P.
                           AND CONSOLIDATED PARTNERSHIPS
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                     YEARS ENDED MARCH 31, 2001, 2000 and 1999


                                                           Accumulated
                                                                           Other
                                         Limited  General
ComprehensiveComprehensive
                                  Total           Partners             Partners
                             --------------       --------             -------- --
Income (Loss)                  Income (Loss)

Partners' capital (deficit) -
  March 31, 1998           $29,133,636 $29,513,678  $(389,402)   $     9,360

Comprehensive Income (Loss):
Net loss                    (4,728,451)(4,681,166)(47,285)        0     (4,728,451)

Other Comprehensive Income (Loss):
Net unrealized gain on
  marketable securities          2,451               0            0          2,451
                         ------------------------------------------   ------------
       2,451

Total Comprehensive Income (Loss)                                      $(4,726,000)
                                                                        ==========

Partners' capital (deficit) -
  March 31, 1999            24,407,63624,832,512(436,687)    11,811

Comprehensive Income (Loss):
Net loss                    (4,734,764)(4,687,416)(47,348)        0     (4,734,764)

Other Comprehensive (Loss) Income:
Net unrealized loss on
  marketable securities         (3,118)             0             0         (3,118)
                         ------------------------------------------ ---------------
        (3,118)

Total Comprehensive Income (Loss)                                     $ (4,737,882)
                                                                        ===========

Partners' capital (deficit) -
  March 31, 2000            19,669,75420,145,096(484,035)     8,693

Comprehensive Income (loss):
Net Loss                    (6,308,054)(6,244,973)(63,081)        0     (6,308,054)

Other Comprehensive Income (Loss):
Net unrealized loss on
  marketable securities         (4,548)              0            0         (4,548)
                        -------------- ----------------------------  -------------
       (4,548)

Total Comprehensive Income (Loss)                                     $( 6,312,602)
                                                                       ===========

Partners' capital (deficit) -
  March 31, 2001           $13,357,152$13,900,123$ (547,116)$       4,145
                            ========== ========== =========  ============

See accompanying notes to consolidated financial statements.



                           FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MARCH 31, 2001, 2000 and 1999

                                                    2001
2000                                                1999
----------                                  --------------



Cash flows from operating activities:
Net loss                                    $(6,308,054)  $(4,734,764)  $(4,728,451)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization                 5,103,725     5,154,833     5,128,916
Loss on impairment of assets                  2,065,000       500,000             0
Gain on sale of investments                           0           (36)            0
Minority interest in loss of subsidiaries       (48,280)      (50,054)      (50,809)
Decrease (increase) in other assets              85,256       150,245      (316,811)
Decrease in accounts payable and other
  liabilities                                  (254,461)     (408,012)     (303,159)
Increase in cash held in escrow                 (55,973)      (28,751)     (407,462)
Increase in due to general partners
  and affiliates                                995,253       913,451       793,720
Increase in due to local general partners
  and affiliates                                 75,577       134,944        37,030
Decrease in due to local general partners
  and affiliates                                (10,278)       (2,141)      (30,823)
                                            -----------  -------------  -----------

Net cash provided by operating activities     1,647,765     1,629,715       122,151
                                              ---------     ---------    ----------

Cash flows from investing activities:

Additions to property and equipment            (771,026)     (714,542)     (522,078)
Proceeds from sale of marketable securities           0        40,000             0
Increase in due to local general partners
  and affiliates                                 11,012             0         9,369
Decrease in due to local general partners
  and affiliates                                      0      (258,262)     (209,730)
                                        ---------------    -----------   ----------

Net cash used in investing activities          (760,014)     (932,804)     (722,439)
                                             ----------    -----------   ----------




Cash flows from financing activities:
Repayments of mortgage loans                   (892,196)     (533,756)     (620,772)
Increase in due to local general partners
  and affiliates                                221,346       342,262       293,000
Decrease in due to local general partners
  and affiliates                                (66,434)     (157,415)      (25,289)
Increase (decrease) in capitalization of
  consolidated subsidiaries attributable to
  minority interest                              37,212        (8,227)      440,577
                                           ------------  -------------  -----------

Net cash (used in) provided by financing activities   (700,072)  (357,136)      87,516
                                                   ----------- -----------------------

Net increase (decrease) in cash and cash equivalents187,679   339,775      (512,772)

Cash and cash equivalents at beginning of year 1,483,417    1,143,642     1,656,414
                                              ----------    ---------     ---------

Cash and cash equivalents at end of year     $1,671,096    $1,483,417    $1,143,642
                                              =========     =========     =========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest       $3,531,298    $3,545,171    $3,549,238
                                              =========     =========     =========


See accompanying notes to consolidated financial statements.

                                      -92-
J:\PFK\March\FREE\FREE.DOC
                           FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001, 2000 and 1999

NOTE 1 - General


Freedom Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on August 28, 1989 and commenced its public offering on February 9, 1990 (the "Offering"). The general partners of the Partnership are Related Freedom Associates L.P. (the "Related General Partner"), a Delaware limited partnership, and its affiliate, Freedom GP Inc. (the "Freedom General Partner"), a Delaware corporation, together (the "General Partners"). The Partnership will terminate on December 31, 2030, unless terminated sooner under the provision's of the partnership agreement.

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986. Some of the complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credits"). During Fiscal Years 2001, 2000 and 1999, the Partnership generated $11,106,285, $11,200,999 and $11,200,999, respectively, in Housing Tax Credits. There were no Historic Tax Credits generated in the 2000, 1999 and 1998 tax years.

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

d)  Investment in Marketable Securities

The Partnership applies the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2001 and 2000 the Partnership has classified its securities as available-for-sale.

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

f)  Property and Equipment

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. Impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

The determination of fair value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. During the years ended March 31, 2001 and 2000, there was a $2,065,000 and $500,0000, respectively, loss on impairment of assets. During the period March 31, 1998 through March 31, 2001 the Partnership has recorded $3,665,000 of losses on impairment of assets.

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

h)  Rental income

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The Partnership received rental subsidies which amounted to approximately $2,904,000, $2,827,000 and $2,737,000 for the years ended March 31, 2001, 2000 and 1999, respectively. The related rental subsidy programs have expiration dates that either expire subsequent to the year 2001 or terminate upon total disbursement of the assistance obligation.

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

j)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions relating to reporting of assets, liabilities, revenues and expenses disclosed in the consolidated financial statements. Accordingly, actual results could differ from those estimates.

k)  Deferred Costs

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

l) Net Loss Per BAC

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

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage note payable are as follows:

                                         March 31, 2001
                                 --------------------------------        --------
March 31, 2000
                                    Carrying                  Carrying
                                    Amount     Fair Value     Amount     Fair Value

Mortgage Notes Payable for which it is:

Practicable to estimate fair value $43,112,563 $44,209,121   $43,704,319  $44,648,734
Not Practicable (a)              $25,909,329               $26,209,769



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

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:


                                                                            March
                                                          ------------------------
31,
                                                                  2001
        2000

Land                                                   $    5,720,520  $   5,720,520
Buildings and improvements                                129,870,352   131,682,109
Other                                                       6,087,727     5,574,540
                                                        ------------- -------------

                                                          141,678,599   142,977,169
Less:  Accumulated depreciation                           (49,344,006)  (44,409,197)
                                                         ------------  ------------
                                                        $  92,334,593 $  98,567,972
                                                         ============  ============



Depreciation expense for the years ended March 31, 2001, 2000 and 1999 amounted to $4,939,405, $4,905,633 and $4,959,745, respectively.

During the years ended March 31, 2001 and 2000, accumulated depreciation of $4,596 and $4,898 was written off respectively.

The Partnership periodically compares the carrying value of its properties to its estimate of the sum of undiscounted future cash flows and the fair value of remaining Tax Credits, to determine if the carrying value of the property is impaired. If the property is considered impaired based on this analysis, an impairment loss is recorded in order to write down the property to its fair value. In December 2000 and 1999, management of Oxford Trace ("Oxford") completed a recoverability review of the carrying value of the property based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. As of December 31, 2000 and 1999, management concluded that the sum of the undiscounted future cash flows estimated to be generated by the apartment project is less than the carrying value and, as a result, the Partnership recorded a loss on impairment of $290,000 and $500,000 at December 31, 2000 and 1999 respectively, which reduced the carrying value to its estimated fair value. The estimated fair value was determined by using a discounted cash flow analysis and an estimate of the fair value of the remaining Tax Credits.

In 2000, management of Hunters Chase Apartments ("Hunters Chase") completed a recoverability review of the carrying value of the property based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. As of December 31, 2000, management concluded that the sum of the undiscounted future cash flows estimated to be generated by the property is less than the carrying value and, as a result, the Partnership recorded a loss on impairment of $1,775,000, which reduced the carrying value to its estimated fair value. The estimated fair value was determined by using a discounted cash flow analysis and an estimate of the fair value of the remaining Tax Credits.



NOTE 5 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:


                                                             March 31,
                                            ----------------------------
                                                    2001
2000

Financing expenses                          $ 2,938,868   $ 2,938,868
Less:  Accumulated amortization              (1,480,402)   (1,316,082)
                                             ----------    ----------

                                            $ 1,458,466   $ 1,622,786
                                             ==========    ==========


Financing expenses are being amortized over the life of the related mortgages, ranging from 15 to 50 years, using a method approximating the interest method.

Amortization of deferred costs for the years ended March 31, 2001, 2000 and 1999 amounted to $164,320, $249,200 and $169,171, respectively.

During the year ended March 31, 2000, accumulated amortization of $425,748 was written off primarily related to the adoption of SOP 98-5.

NOTE 6 - Mortgage Notes Payable

At March 31, 2001 and 2000, mortgages payable, all of which are fixed rate and nonrecourse to the Local Partnerships, are summarized as follows:


                    Range of                                   Carrying Amount at
Number of           Interest          Range of                          March 31,
                                                        ---------------------------
Mortgages           Rates             Maturities             2001             2000
---------           -----             ----------        ---------------  ----------

     4              0%                2007-2016       $  2,383,151     $  2,383,151
     10             1%                2015-2022         12,032,427       12,038,237
     15             3%-8.5%           2001-2042         16,123,219       16,397,307
     17             8.75%-9%          2007-2042         25,286,986       25,573,713
     13             9.24%-13.5%       2002-2042         13,196,109       13,521,680
                                                        ----------       ----------

                                                       $69,021,892      $69,914,088
                                                        ==========       ==========



Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents, leases and replacement reserves, and is without further recourse.

Annual principal payments required for each of the next five years are as follows:

Fiscal Year Ending March 31,            Amount

2002                                  2,536,371
2003                                    911,935
2004                                  1,000,574
2005                                  1,021,079
2006                                  1,108,879

NOTE 7 - Related Party Transactions and Transactions with General Partners and Affiliates

Freedom SLP L.P., an affiliate of the General Partners, has either a .01% or 1% interest, as a special limited partner, in each of the Local Partnerships.

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local Partnerships, respectively. The costs incurred are as follows:

a)  Due to Local General Partners and Affiliates

At March 31, 2001 and 2000, a majority of these fees were incurred in connection with the development of the property and have been included in the basis of the building.

Due to Local General Partners and affiliates at March 31, 2001 and 2000 consists of the following:


                                                                            March
                                                          ------------------------
31,
                                                                  2001
        2000

Operating advances                                         $1,299,582    $1,144,670
Development fees                                            1,512,459     1,501,447
Due to contractor                                             114,620       114,620
Operating deficit loans (i)                                   319,638       319,638
Management and other fees                                     377,317       312,018
                                                          -----------   -----------

                                                           $3,623,616    $3,392,393
                                                            =========     =========

 (i)  Operating deficit loans consist of the following:

                                                                            March
                                                          ------------------------
31,
                                                                  2001
        2000

Oxford Trace                                             $     18,650  $     18,650
Wilshire Park                                                 191,775       191,775


These loans are unsecured, non-interest bearing and are payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.


                                                                            March
                                                          ------------------------
31,
                                                                  2001
        2000

Parkside Townhomes                                        $    84,635   $    84,635
Ogontz Hall                                                    24,578        24,578

These loans are unsecured, non-interest bearing and are subordinate to the second mortgage.


b)  Other Expenses

The costs incurred to related parties for the years ended March 31, 2001, 2000 and 1999 were as follows:
                                                               Year  Ended  March
                                            ---------------------------------------
31,
                                                    2001
2000                                                1999
----------                                  --------------

Partnership management fees (a)             $   676,000   $   676,000   $   676,000
Expense reimbursement (b)                       243,998       179,194       171,966
Local administrative fee (d)                     53,000        52,500        46,193
                                            -----------    ----------    ----------
Total general and administrative-
  General Partners                              972,998       907,694       894,159
                                             ----------    ----------    ----------
Property management fees
  incurred to affiliates of the
  subsidiary partnerships'
  general partners (c)                          655,511       628,222       655,117
                                             ----------    ----------    ----------
Total general and administrative-
  related parties                            $1,628,509    $1,535,916    $1,549,276
                                              =========     =========     =========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to General Partners amounting to approximately $4,180,000 and $3,504,000 were accrued and unpaid as of March 31, 2001 and 2000, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,007,007, $984,438 and $968,246 for the 2001, 2000 and 1999 Fiscal Years,
respectively. Of these fees, $655,511, $628,222 and $655,117 were incurred to affiliates of the subsidiary partnerships.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee of up to $2,500 from each Local Partnership.

NOTE 8 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:



                                                            Years  Ended  December
                                            ---------------------------------------
31,
                                                    2000
1999                                                1998
---------                                   --------------

Financial statement
Net loss                                    $(6,308,054)  $(4,734,764)  $(4,728,451)

Difference resulting from parent company having a different fiscal year for income tax and financial reporting
  purposes                                      (35,552)       93,970        16,721

Difference   between    depreciation   and
  amortization    expense   recorded   for
  financial   statement   and  income  tax
  reporting purposes                         (1,367,593)     (556,945)     (397,310)

Loss on impairment                            2,065,000       500,000             0

Tax-exempt interest income                       (1,276)       (3,892)      (10,554)

Other                                           257,222        93,810      (405,010)
                                            -----------   -----------   -----------

Net  loss as  shown  on the  Partnership's
  income tax returns                        $(5,390,253)  $(4,607,821)  $(5,524,604)
                                             ==========    ===========   ==========




NOTE 9 - Commitments and Contingencies

(a)  Other

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



NOTE 10 - Selected Quarterly Financial Data (Unaudited)

                                                                       Quarter
                  -----------------------------------------------------------------
Ended
-----------------------------------------------------------
                  June 30, 2000 September 30, 2000  December 31, 2000 March   31,
                  ------------- ------------------  ----------------- -------------
2001

Revenues:
Rental income      $3,328,209         $3,294,114         $3,311,051     $3,406,581
Other                 320,102            377,618            405,911        503,252
                   ----------         ----------         ----------     ----------
Total Revenue       3,648,311          3,671,732          3,716,962      3,909,833
                    ---------          ---------          ---------      ---------

Net Loss          $(1,063,048)       $  (988,645)       $(1,034,002)   $(3,222,358)
                   ==========         ==========         ==========     ==========

Number of BACs
  outstanding          72,896             72,896             72,896         72,896
                  ===========        ===========       ============    ===========

Net loss - limited
  partners        $(1,052,418)       $  (978,759)       $(1,023,662)   $(3,190,135)
                   ==========         ==========         ==========     ==========


                                                                       Quarter
                  -----------------------------------------------------------------
Ended
-----------------------------------------------------------
                  June 30, 1999 September 30, 1999  December 31, 1999 March   31,
                  ------------- ------------------  ----------------- -------------
2000
----
Revenues:
Rental income      $3,197,658         $3,224,470         $3,239,497     $3,331,113
Other                 297,702            379,969            376,437        286,288
                   ----------         ----------         ----------     ----------
Total Revenue       3,495,360          3,604,439          3,615,934      3,617,401
                    ---------          ---------          ---------      ---------

Net Loss          $(1,244,635)       $(1,091,357)       $(1,049,648)   $(1,349,124)
                   ==========         ==========         ==========     ==========

Number of BACs
  Outstanding          72,896             72,896             72,896         72,896
                 ============        ===========       ============    ===========

Net loss-limited
  partners        $(1,232,189)       $(1,080,443)       $(1,039,152)   $(1,335,632)
                   ==========         ==========         ==========     ==========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Freedom General Partner. Prior to such purchase the Freedom General Partner was an affiliate of Lehman Brothers.

Certain information concerning the directors and executive officers of each of the General Partners is set forth below.

Related Freedom Associates Inc., ("RFAI") is the sole general partner of Related Freedom Associates L.P.

Name                                        Position

Stephen M. Ross                             Director

Alan P. Hirmes                              President

Stuart J. Boesky                            Senior Vice President

Marc D. Schnitzer                           Vice President

Denise L. Kiley                             Vice President

Glenn F. Hopps                              Treasurer

Teresa Wicelinski                           Secretary

STEPHEN M. ROSS, 61, is President and a Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. ("Related"). He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 46, has been a certified public accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Related. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 45, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 40, is responsible both for financial restructurings of real estate properties and directing Related's acquisition of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 41, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Related-sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with PricewaterhouseCoopers. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 38, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 35, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The Freedom General Partner

Name                                Position

Michael Brenner                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

MICHAEL BRENNER, 55, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

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

The General Partners and their affiliates perform services for the Partnership. The costs incurred are as follows:

a)  Due to Local General Partners and Affiliates

At March 31, 2001 and 2000, a majority of these fees were incurred in connection with the development of the property and have been included in the basis of the building.

Due to local general partners and affiliates at March 31, 2001 and 2000 consists of the following:


                                                                  2001
        2000

Operating advances                                         $1,299,582    $1,144,670
Development fees                                            1,512,459     1,501,447
Due to contractor                                             114,620       114,620
Operating deficit loans (i)                                   319,638       319,638
Management and other fees                                     377,317       312,018
                                                          -----------   -----------

                                                           $3,623,616    $3,392,393
                                                            =========     =========


b)  Other Expenses

The costs incurred to related parties for the years ended March 31, 2001, 2000 and 1999 were as follows:


                                                               Year  Ended  March
                                            ---------------------------------------
31,
                                                    2001
2000                                                1999
----------                                  --------------

Partnership management fees (a)             $   676,000   $   676,000   $   676,000
Expense reimbursement (b)                       243,998       179,194       171,966
Local administrative fee (d)                     53,000        52,500        46,193
                                            -----------   -----------   -----------
Total general and administrative-
  General Partners                              972,998       907,694       894,159
                                             ----------    ----------    ----------
Property management fees
  incurred to affiliates of the
  subsidiary partnerships'
  general partners (c)                          655,511       628,222       655,117
                                             ----------    ----------    ----------
Total general and administrative-
  related parties                            $1,628,509    $1,535,916    $1,549,276
                                              =========     =========     =========



(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to General Partners amounting to approximately $4,180,000and $3,504,000 were accrued and unpaid as of March 31, 2001 and 2000, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,007,077, $984,438 and $968,246 for the 2001, 2000 and 1999 Fiscal Years,
respectively. Of these fees $655,511, $628,222 and $655,117 were incurred to affiliates of the subsidiary partnerships.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                    Name and address of     Amount and Nature of
Percentage
Title of Class      Beneficial Ownership    Beneficial Ownership           of
--------------      --------------------    --------------------         -----
Class
--------------------

General Partnership Related Freedom         $1,000 capital contribution    50%
Interest in the     Associates L.P.         -directly owned
Partnership         625 Madison Avenue
                    New York, NY 10022

General Partnership Freedom GP Inc.         $1,000 capital contribution    50%
Interest in the     625 Madison Avenue      -directly owned
Partnership         New York, NY 10022

Freedom SLP L.P., a limited partnership whose general partners are the General Partners of the Partnership and which acts as the special limited partner of each Local Partnership, holds a 1% limited partnership interest in each Local Partnership.

Except as set forth below, no person (other than the Assignor Limited Partner) was known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs and neither the General Partners nor any director or officer of the General Partners owns any Limited Partnership Interests or BACs.

                                            Amount and Nature of
Percentage
Name of Beneficial Owner                    Beneficial Ownership           of
------------------------                    --------------------         -----
Class
--------------------------------------------

Lehigh Tax Credit Partners, Inc.            8,375.66 (2) (3)               11.5%
J. Michael Fried                            8,375.66 (2) (3) (4)           11.5%
Alan P. Hirmes                              8,375.66 (2) (3) (4)           11.5%
Stuart J. Boesky                            8,375.66 (2) (3) (4)           11.5%
Stephen M. Ross                                          -                  -
Marc D. Schnitzer                                        -                  -
Denise L. Kiley                                          -                  -
Glenn F. Hopps                                           -                  -
All directors and executive officers of RFAI                8,375.66 (2) (3) (4)
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

(3) As of May 22, 2001, Lehigh held 4,192.83 BACs and Lehigh II held 4,182.83 BACs which constitutes approximately 11.5% of the outstanding BACs owned.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein, except J. Michael Fried who owns only an economic interest.

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partners.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                               Sequential
                                                                     Page
                                                         ---------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued) Sequential Page ---------------

(a) 1.   Financial Statements

         Independent Auditors' Reports                                        16

         Consolidated Balance Sheets as of March 31, 2001 and 2000            87

         Consolidated  Statements  of  Operations  for the years  ended
         March 31, 2001, 2000 and 1999                                        88

         Consolidated   Statements  of  Changes  in  Partners'  Capital
         (Deficit) for the years ended March 31, 2001, 2000 and 1999          89

         Consolidated  Statements  of Cash  Flows for the  years  ended
         March 31, 2001, 2000 and 1999                                        90

         Notes to Consolidated Financial Statements                           92

(a) 2.   Financial Statement Schedules

         Schedule I - Condensed Financial Information of Registrant          114

         Schedule III - Real Estate and Accumulated Depreciation             117

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

(21)     Subsidiaries of the Registrant                                      111

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)


         Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)                 of
         ------------------------------                              ----------
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

J:\PFK\March\FREE\FREE.DOC
                                   SIGNATURES


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


                           FREEDOM TAX CREDIT PLUS L.P.


                                    By: RELATED FREEDOM ASSOCIATES L.P.
                                        a general partner


                                        By: RELATED FREEDOM ASSOCIATES INC.
                                            a general partner

Date:

                                        By: _______________________________
                                            Alan Hirmes,
                                            President



                                    By: FREEDOM GP INC.
                                        a general partner

Date:

                                        By: _______________________________
                                            Alan Hirmes
                                            President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


            Signature
----------------------------------
                           Title                                         Date
-------------------------------------------------------------    --------------







                           President (Principal Executive and Financial Officer)
_____________________        of Related Freedom Associates, Inc.
Alan P. Hirmes               and Freedom GP Inc.


                          Treasurer    (Principal   and   Executive   Accounting
Officer)
_____________________        of Related Freedom Associates, Inc.
Glenn F. Hopps               and Freedom GP Inc.



                             Director of Related
_____________________        Freedom Associates, Inc.
Stephen M. Ross

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

Date:  June 20, 2001

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes,
                                            President



                                    By: FREEDOM GP INC.
                                        a general partner

Date:  June 20, 2001

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan. P. Hirmes,
                                            President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


            Signature
----------------------------------
                           Title                                        Date
-------------------------------------------------------------    -------------






                         President (Principal Executive and Financial Officer)
/s/ Alan P. Hirmes           of Related Freedom Associates, Inc.
------------------
Alan P. Hirmes               and Freedom GP Inc.                 June 20, 2001


                             Treasurer (Principal Accounting Officer)
/s/ Glenn F. Hopps           of Related Freedom Associates, Inc.
------------------
Glenn F. Hopps               and Freedom GP Inc.                 June 20, 2001



                             Director of Related
/s/ Stephen M. Ross          Freedom Associates, Inc.
-------------------
Stephen M. Ross                                                  June 20, 2001

                           FREEDOM TAX CREDIT PLUS L.P.
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                  March
                                                          -------------
31,
                                                                  2001
        2000


Cash and cash equivalents                             $        38,850    $      115,674
Investment in subsidiary partnerships,
  carried on an equity basis                               18,089,411    23,384,647
                                                           ----------    ----------

Total assets                                              $18,128,261   $23,500,321
                                                           ==========    ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                    $  4,714,509  $  3,782,056
Accounts payable and other liabilities                         56,600        48,511
                                                        ------------- -------------

Total liabilities                                           4,771,109     3,830,567

Partners' capital                                          13,357,152    19,669,754
                                                           ----------    ----------

Total liabilities and partners' capital                   $18,128,261   $23,500,321
                                                           ==========    ==========


                           FREEDOM TAX CREDIT PLUS L.P.
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS





                                                               Year  Ended  March
                                            ---------------------------------------
31,
                                                    2001
2000                                                1999
----------                                  --------------

Income

Other income                             $          956 $       7,915 $       9,079
                                          -------------  ------------  ------------


Expenses


Equity in losses of subsidiary partnerships   5,263,891     3,718,137     3,738,321
General and administrative                       72,121       116,848       105,050
General and administrative-related parties      972,998       907,694       894,159
                                             ----------    ----------    ----------

Total Expenses                                6,309,010     4,742,679     4,737,530
                                              ---------     ---------     ---------

Net loss                                    $(6,308,054)  $(4,734,764)  $(4,728,451)
                                             ==========    ===========   ==========


                           FREEDOM TAX CREDIT PLUS L.P.
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS




                                                               Year  Ended  March
                                            ---------------------------------------
31,
                                                    2001
2000                                                1999
----------                                  --------------

Net loss                                    $(6,308,054)  $(4,734,764)  $(4,728,451)
                                             ----------    ----------    ----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in losses of subsidiary partnerships   5,263,891     3,718,137     3,738,321

Writeoff of organizational costs                      0        69,652             0

Increase (decrease) in liabilities:

Due to general partner and affiliates           932,453       855,950       735,169
Accounts payable and other liabilities            8,089         2,203         1,008
                                          ------------- -------------  ------------

Total adjustments                             6,204,433     4,645,942     4,474,498
                                             ----------    ----------    ----------

Net cash used in operating activities          (103,621)      (88,822)     (253,953)
                                            -----------   ------------  -----------

Cash flows from investing activities:

Distributions from subsidiaries                  26,797        24,406        16,630
                                           ------------   -----------   -----------

Net decrease in cash and cash equivalents       (76,824)      (64,416)     (237,323)

Cash and cash equivalents, beginning of year    115,674       180,090       417,413
                                            -----------    ----------    ----------

Cash and cash equivalents, end of year     $     38,850   $   115,674   $   180,090
                                            ===========    ==========    ==========


                           FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2001



Life on which
                                                                            Cost
Purchase Price
Depreciation in
                                       Initial Cost to Partnership
Capitalized              Adjustments(B)          Gross Amount at which  Carried At
                                                 ----------------------------------
Close of Period             Year of               Latest Income
---------------
                                                 Buildings andSubsequent to
Buildings and                         Buildings and
Accumulated              Construction/   Date     Statements are
Description              Encumbrances     Land                Improvements
-----------              ------------ -----------             ------------  --
Acquisition              Improvements     Land                Improvements
-------------            ------------ -------------           ------------  ----
Total(A)                 Depreciation  Renovation             Acquired
-----------              ------------ -------------           --------
Computed(C)(D)

Properties:







                           FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2001

Life on which
                                                                            Cost
Purchase Price
Depreciation in
                                       Initial Cost to Partnership
Capitalized              Adjustments(B)          Gross Amount at which  Carried At
                                                 ----------------------------------
Close of Period             Year of               Latest Income
---------------
                                                 Buildings andSubsequent to
Buildings and                         Buildings and
Accumulated              Construction/   Date     Statements are
Description              Encumbrances     Land                Improvements
-----------              ------------ -----------             ------------  --
Acquisition              Improvements     Land                Improvements
-------------            ------------ -------------           ------------  ----
Total(A)                 Depreciation  Renovation             Acquired
-----------              ------------ -------------           --------
Computed(C)(D)

Parkside Townhouses
  York, PA             $1,656,581     263,231     4,439,564      51,289       0   $  265,796    4,488,288   4,754,084      1,671,550
1989                   Sept. 1990          27.5
Twin Trees
  Layton, UT            1,158,140     112,401     2,668,179     140,761   (47,642)     115,125    2,758,574   2,873,699    1,143,167
1989                    Oct. 1990          27.5
Bennion (Mulberry)
  Taylorsville, UT      2,205,413     258,000     4,934,447     555,212  (22,842)     260,565    5,464,252   5,724,817    2,301,249
1989                    Oct. 1990          27.5
Hunters Chase
  Madison, AL           2,539,274     411,100     5,616,330  (1,546,751)  (713,028)     413,665    3,353,986   3,767,651   2,254,547
1989                    Oct. 1990          27.5
Bethel Park
  Bethel, OH            1,944,415     141,320     5,365,882     257,783   (846,229)     143,885    4,774,871   4,918,756   2,150,572
1989                    Oct. 1990          27.5
Zebulon Park
  Owensville, OH        1,634,901     165,000     4,187,880     245,036   (542,936)     167,565    3,887,415   4,054,980   1,678,597
1989                    Oct. 1990          27.5
Tivoli Place
  Murphreesboro, TN     1,558,342     267,500     4,146,759     236,770   (207,625)     270,065    4,173,339   4,443,404   1,756,635
1989                    Oct. 1990          27.5
Northwood
  Jacksonville, FL      2,814,445     494,900     6,630,321     309,256   (294,886)     497,465    6,642,126   7,139,591   2,798,893
1989                    Oct. 1990          27.5
Oxford Trace
  Aiken, SC               727,822     162,000     1,725,512    (645,346)  (161,049)     164,564      916,553   1,081,117     711,143
1989                    Oct. 1990          27.5
Wilshire
  Huntsville, AL        1,741,109     178,497     4,014,281    (916,970) (432,405)     181,060    2,662,343   2,843,403   1,461,502
1989                    Oct. 1990          27.5
Ivanhoe
  Salt Lake City, UT      492,473      41,000     1,136,915      33,554       0       42,677    1,168,792   1,211,469        392,928
1991                    Jan. 1991          27.5
Washington Avenue
  Brooklyn, NY                  0      42,485     2,843,351      73,904      0       44,162    2,915,578   2,959,740        932,947
1991                    Jan. 1991          27.5
C.H. Development
  (Manhattan B)
  New York, NY          1,613,988           3     3,294,688      46,902       0        1,680    3,339,913   3,341,593      1,369,425
1991                    Jan. 1991          27.5
Davidson Court
  Staten Island, NY             0      96,892       773,052      37,064       0       98,569      808,439     907,008        258,805
1991                    Mar. 1991          27.5
Magnolia Mews
  Philadelphia, PA      1,708,945     200,000       668,007   2,313,694       0      201,677    2,980,024   3,181,701        971,792
1991                    Mar. 1991          27.5
Oaks Village
  Whiteville, NC        1,464,250      63,548     1,799,849     192,215       0       65,225    1,990,387   2,055,612        730,510
1991                    Mar. 1991          27.5
Greenfield Village
  Dunn, NC              1,473,509      78,296     1,806,126      44,300       0       79,973    1,848,746   1,928,722        718,598
1991                    Mar. 1991         127.5
Morris Avenue
  (CLM Equities)22
  Bronx, NY             2,459,793           2     4,767,049     270,554       0        1,679    5,035,926   5,037,605      1,720,196
1991                    Apr. 1991          27.5
Victoria Manor
  Riverside, CA         2,486,250     615,000     5,340,962    (153,198)      0      616,677    5,186,087   5,802,764      1,823,487
1991                    Apr. 1991          27.5
Ogontz Hallz
  Philadelphia, PA      1,969,602           0       328,846   3,311,459       0        1,677    3,638,628   3,640,305      1,184,554
1990                    Apr. 1991          27.5
Eagle Ridge
  Stoughton, WI         1,681,376     321,594     2,672,385      69,702       0      323,271    2,695,410   3,018,681      1,220,934
1991                     May 1991          27.5
Nelson Anderson
  Bronx, NY             3,620,926           2     6,524,096      66,467       0        1,679    6,588,886   6,590,565      2,214,105
1991                    June 1991          27.5
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY       2,887,500      20,000     5,407,108      84,018       0       21,677    5,489,449   5,511,126      1,926,596
1991                   Sept. 1991          27.5
Wilson Street Apts.
  (Middletown)
  Middletown, PA        1,673,496      38,449             0   3,379,535       0       40,126    3,377,858   3,417,984      1,081,898
1991                   Sept. 1991          27.5
Lauderdale Lakes
  Lauderdale Lakes, FL  4,997,188     873,973     3,976,744   5,481,024       0      875,668    9,456,073  10,331,741      2,201,791
1991                    Oct. 1991          40
Flipper Temple
  Atlanta, GA           2,566,633      70,519     4,907,110     698,169       0       72,196    5,603,602   5,675,798      1,760,392
1991                    Oct. 1991          27.5
220 Cooper Street
  Camden, NJ              977,075      41,000             0   3,662,349       0       42,677    3,660,672   3,703,349      1,226,116
1991                    Dec. 1991          27.5
Vendome
  Brooklyn, NY          2,636,338      12,000     4,867,584     220,536       0       13,677    5,086,443   5,100,120      2,222,597
1991                    Dec. 1991          20
Pecan Creek
  Tulsa, OK             1,004,020      50,000     1,484,923     113,645       0       50,161    1,598,407   1,648,568        459,570
1991                    Dec. 1991          27.5
New Augusta Ltd.
  (Rainer Villas)87,776
  New Augusta, AL         714,176      15,000       939,681      87,776       0       15,161    1,027,296   1,042,457        255,474
1991                    Dec. 1991          27.5
Pine Shadow Apts.
  Waveland, MS          1,632,255      74,550     2,117,989     120,260       0       74,711    2,238,088   2,312,799        707,603
1991                    Dec. 1991          27.5
Windsor Place Apts.
  Wedowee, AL             761,647      40,000       904,888      41,136       0       40,161      945,863     986,024        241,375
1991                    Dec. 1991          27.5
Brookwood Apts.
  Foley, AL             1,262,340      68,675     1,517,190      62,168       0       68,836    1,579,197   1,648,033        423,733
1991                    Dec. 1991          27.5
Heflin Hills Apts.
  Heflin, AL              739,521      50,000       841,300      44,171       0       50,161      885,310     935,471        239,792
1991                    Dec. 1991          27.5
Shadowood Apts.
  Stevenson, AL           743,448      27,000       898,800       6,568       0       27,161      905,207     932,368        241,846
1991                    Dec. 1991          27.5
Brittany Associates
  DeKalb, MS              685,233      20,000       843,592      22,329       0       20,161      865,760     885,921        233,457
1990                    Dec. 1991          27.5
Hidden Valley Apts.
  Brewton, AL           1,254,384      68,000     1,637,840      62,723       0       68,161    1,700,402   1,768,563        449,871
1991                    Dec. 1991          27.5
Westbrook Square L.P.
  Carthage, MS          1,023,013      40,000     1,254,957      17,598       0       40,161    1,272,394   1,312,555        340,963
1990                    Dec. 1991          27.5
Warsaw Elderly Housing Ltd.
  Warsaw, KY            1,134,371      98,819     1,333,666       6,247       0       98,980    1,339,692   1,438,672        337,041
1991                    Dec. 1991          27.5
West Hill Square Apts. Ltd.
  Gordo, AL               766,465      60,000       954,020      20,112       0       60,161      973,971   1,034,132        255,779
1991                    Dec. 1991          27.5
Elmwood Assoc.
  Picayune, MS            706,263      81,500       829,183      19,671       0       81,661      848,693     930,354        211,489
1991                    Dec. 1991          27.5
Harmony Gate Assoc.
  Los Angeles, CA       3,904,970           0     9,757,807      27,490        0         161    9,785,136   9,785,297      3,060,487
                       -------------------------------------------------------------------------------------------------------------
1992                    Jan. 1992          27.5

                      $69,021,892   5,662,256   120,113,803  19,171,182  (3,268,642) 5,720,520  135,958,079 141,678,599   49,344,006
                       ===========================================================================================================

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



                                                      Cost   of   Property   and
                                    -----------------------------------------------
Equipment
------------------------------------                 -----------------------------
Accumulated Depreciation
-----------------------------------------------------


Year Ended March 31,
-----------------------------------------------------------------------
                                         2001             2000
                                    ---------------- ----------------  -----
1999                                     2001             2000              1999
-----------                         ---------------- ----------------  -----------------

Balance at beginning of year    $142,977,169      $142,723,550      $142,201,472      $44,409,197       $39,508,462      $34,548,717
Additions during year:
Improvements                         772,704           758,517           522,078
Dispositions                          (6,274)           (4,898)                0           (4,596)           (4,898)               0
Depreciation expense                                                                    4,939,405         4,905,633        4,959,745
Loss on impairment of asset       (2,065,000)         (500,000)                 0                                         __________
                                ------------      --------------------------------------------------------------------

Balance at close of year        $141,678,599      $142,977,169      $142,723,550      $49,344,006       $44,409,197      $39,508,462
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