Form 10-Q
period 2001-06-30
FREEDOM TAX CREDIT PLUS LP
filed 2001-08-07
CIK 854926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-----  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13
-----  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      -----------------------------
                                      -----------------------------
                                         JUNE 30,        MARCH 31,
                                           2001            2001
                                      -------------   -------------
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $50,588,448 and $49,344,006,
  respectively)                       $  91,158,985   $  92,334,593
Cash and cash equivalents                 1,573,738       1,671,096
Investment in marketable securities         114,355         109,005
Cash held in escrow                       4,386,143       4,367,610
Deferred costs (net of accumulated
  amortization of $1,521,483
  and $1,480,402, respectively)           1,417,385       1,458,466
Other assets                              1,092,580         996,441
                                      -------------   -------------

Total Assets                          $  99,743,186   $ 100,937,211
                                      =============   =============

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                              -------------------------------
                                              -------------------------------
                                                 JUNE 30,         MARCH 31,
                                                   2001             2001
                                              --------------   --------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                      $   68,807,614   $   69,021,892
  Accounts payable and other
   liabilities                                     1,885,388        1,855,155
  Due to local general partners and
   affiliates                                      3,414,747        3,623,616
  Due to general partners and
   affiliates (Note 2)                             5,397,273        5,101,920
                                              --------------   --------------

Total Liabilities                                 79,505,022       79,602,583
                                              --------------   --------------

Minority interests                                 7,957,810        7,977,476
                                              --------------   --------------

Partners' Capital (Deficit):
  Limited partners (72,896 BACs
   issued and outstanding)                        12,828,796       13,900,123
  General partners                                  (557,937)        (547,116)
  Accumulated other comprehensive
   income:
  Unrealized gain on marketable
   securities                                          9,495            4,145
                                              --------------   --------------

Total Partners' Capital (Deficit)                 12,280,354       13,357,152
                                              --------------   --------------

Total Liabilities and Partners'
  Capital (Deficit)                           $   99,743,186   $  100,937,211
                                              ==============   ==============


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            ------------------------------
                                            ------------------------------
                                                  THREE MONTHS ENDED
                                                        JUNE 30,
                                            ------------------------------
                                                 2001             2000
                                            -------------    -------------
Revenues
Rental income                               $   3,375,890    $   3,328,209
Other                                             339,617          320,102
                                            -------------    -------------

Total revenues                                  3,715,507        3,648,311
                                            -------------    -------------

Expenses
General and administrative                        742,729          696,186
General and administrative-
  related parties (Note 2)                        366,433          367,135
Operating and other                               400,979          348,286
Repairs and Maintenance                           502,284          536,572
Real estate taxes                                 251,486          234,810
Insurance                                         105,836           98,344
Financial                                       1,154,474        1,172,160
Depreciation and amortization                   1,285,523        1,270,095
                                            -------------    -------------

Total expenses                                  4,809,744        4,723,588
                                            -------------    -------------

Loss before minority interest                  (1,094,237)      (1,075,277)

Minority interest in loss of subsidiaries          12,089           12,229
                                            -------------    -------------

Net loss                                    $  (1,082,148)   $  (1,063,048)
                                            =============    =============

Net loss - limited partners                 $  (1,071,327)   $  (1,052,418)
                                            =============    =============

Number of BACs outstanding                  $      72,896           72,896
                                            =============    =============

Net loss per BAC                            $      (14.70)   $      (14.44)
                                            =============    =============


See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                                    Accumulated
                                                                                                      Other
                                                                 Limited           General         Comprehensive    Comprehensive
                                                Total            Partners          Partners           Income             Loss
                                            --------------    --------------    --------------    --------------    --------------
Partners' capital (deficit) April 1, 2001   $   13,357,152    $   13,900,123    $     (547,116)   $        4,145

Comprehensive Income (Loss):
Net loss - Three  months ended
  June 30, 2001                                 (1,082,148)       (1,071,327)          (10,821)                     $   (1,082,148)

Other Comprehensive  Income (Loss):
Net unrealized gain on marketable
  securities                                         5,350                 0                 0             5,350             5,350
                                            --------------    --------------    --------------    --------------    --------------

Total Comprehensive Income (Loss)                                                                                   $   (1,076,798)
                                                                                                                    ==============
Partners' capital (deficit)
  June 30, 2001                             $   12,280,354    $   12,828,796    $     (557,937)   $        9,495
                                            ==============    ==============    ==============    ==============

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    -------------------------------
                                                    -------------------------------
                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                    -------------------------------
                                                         2001             2000
                                                    --------------   --------------
Cash flows from operating activities:

Net loss                                            $  (1,082,148)   $  (1,063,048)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization                           1,285,523        1,270,095
Minority interest in loss of
  subsidiaries                                            (12,089)         (12,229)
Increase in other assets                                  (96,139)         (33,971)
Increase in accounts payable
  and other liabilities                                    30,233           75,264
(Increase) decrease in cash held
  in escrow                                               (18,533)          34,361
Increase in due to general partners
  and affiliates                                          295,353          197,464
Increase in due to local general
  partners and affiliates                                   7,469            6,332
Decrease in due to local general
  partners and affiliates                                (216,338)        (189,961)
                                                    -------------    -------------

Net cash provided by
  operating activities                                    193,331          284,307
                                                    -------------    -------------

Cash flows from investing activities:

Acquisition of property and
  equipment                                               (68,834)        (220,664)
                                                    -------------    -------------

Net cash used in investing
  activities                                              (68,834)        (220,664)
                                                    -------------    -------------

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                    ------------------------------
                                                    ------------------------------
                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                    ------------------------------
                                                         2001             2000
                                                    -------------    -------------

Cash flows from financing activities:

Repayments of mortgage notes                             (214,278)        (182,380)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                        (7,577)          (6,759)
                                                    -------------    -------------

Net cash used in financing
  activities                                             (221,855)        (189,139)
                                                    -------------    -------------

Net decrease in cash
  and cash equivalents                                    (97,358)        (125,496)

Cash and cash equivalents at
  beginning of period                                   1,671,096        1,483,417
                                                    -------------    -------------

Cash and cash equivalents at
  end of period                                     $   1,573,738    $   1,357,921
                                                    =============    =============

Supplemental disclosure of cash
flow information:
Cash paid during period for interest                $   1,005,688    $   1,073,959
                                                    =============    =============


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $12,000 for both the three months ended June 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2001 and the results of operations and its cash flows for the three

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


months ended June 30, 2001 and 2000. However, the operating results and cash flows for the three months ended June 30, 2001 may not be indicative of the results for the year.

Effective April 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because the Partnership does not utilize derivatives, implementation of this statement did not have an effect on the Partnership's consolidated financial position or results of operations.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

Note 2 - Related Party Transactions

The costs incurred to related parties for the three months ended June 30, 2001 and 2000 were as follows:


                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                             -----------------------
                                                2001         2000
                                             ----------   ----------
Partnership management fees (a)              $  169,000   $  169,000
Expense reimbursement (b)                        26,250       30,074
Local administrative fee (c)                     13,000       13,000
                                             ----------   ----------

Total general andadministrative-
  General Partners                              208,250      212,074
                                             ----------   ----------
Property management fees
  incurred to affiliates of the subsidiary
  partnerships' general partners (d)            158,183      155,061
                                             ----------   ----------
Total general and administrative-
  related parties                            $  366,433   $  367,135
                                             ==========   ==========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to the General Partners amounting to approximately $4,349,000 and $4,180,000 were accrued and unpaid as of June 30, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d) Property management fees incurred by subsidiary partnerships amounted to $248,474 and $243,416 for the three months

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


ended June 30, 2001 and 2000, respectively. Of these fees $158,183 and $155,061, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three months ended June 30, 2001 and 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's sources of funds during the three months ended June 30, 2001, include working capital reserves, interest earned on working capital and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

A working capital reserve of approximately $68,000, exclusive of local partnerships' working capital, remains as of June 30, 2001.

During the three months ended June 30, 2001 and 2000, the distributions received from the Local Partnerships approximated $1,000 and $8,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $4,349,000 and $4,180,000 were accrued and unpaid as of June 30, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

During the three months ended June 30, 2001, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $97,000 due to acquisitions of property and equipment ($69,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($8,000) and repayments of mortgage notes ($214,000) which exceeded cash provided by operating activities ($193,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($1,286,000).

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

RESULTS OF OPERATIONS

The results of operations for the three months ended June 30, 2001 continue to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 1% for the three months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to rental rate increases.

Total expenses, excluding operating and other, remained fairly consistent with an increase of less than 1% for the three months ended June 30, 2001 as compared to the corresponding period in 2000.

Operating and other expense increased approximately $53,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to an increase in fuel costs at the Local Partnerships and the reimbursement of water and sewer at one Local Partnership in the first quarter of 2000.

Accounting Standards Issued but not yet Adopted

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Partnership is evaluating the impact of the adoption of these standards but does not expect them to have any significant impact on the Partnership's consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is not exposed to market risk since its mortgage indebtedness bears fixed rates of interest.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                  (Registrant)

                          By: RELATED FREEDOM ASSOCIATES L.P.,
                              a General Partner

                          By: RELATED FREEDOM ASSOCIATES INC.,
                              General Partner

Date:  August 7, 2001

                              By:/s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes, President
                                 (Principal Executive and
                                 Financial Officer)

Date:  August 7, 2001

                              By:/s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps, Treasurer
                                 (Principal Accounting Officer)

                          and

                          By: FREEDOM GP INC.,
                              a General Partner

Date:  August 7, 2001

                              By:/s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes, President
                                 (Principal Executive and
                                 Financial Officer)

Date:  August 7, 2001

                              By:/s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps, Treasurer
                                 (Principal Accounting Officer)