Form 10-Q
period 2001-09-30
FREEDOM TAX CREDIT PLUS LP
filed 2001-10-30
CIK 854926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


                         Commission File Number 0-24652


                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            13-3533987
-------------------------------                      ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                        ----------------
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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                            -------------         ------------
                                                            -------------         ------------
                                                            SEPTEMBER 30,           MARCH 31,
                                                                2001                  2001
                                                            -------------         ------------
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $51,833,043 and $49,344,006,
  respectively)                                             $ 90,267,686          $ 92,334,593
Cash and cash equivalents                                      1,937,158             1,671,096
Investment in marketable securities                              113,820               109,005
Cash held in escrow                                            4,623,069             4,367,610
Deferred costs (net of accumulated
  amortization of $1,562,562
  and $1,480,402, respectively)                                1,376,306             1,458,466
Other assets                                                   1,119,635               996,441
                                                             -----------           -----------

Total Assets                                                $ 99,437,674          $100,937,211
                                                             ===========           ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                            -------------         ------------
                                                            -------------         ------------
                                                            SEPTEMBER 30,           MARCH 31,
                                                                 2001                 2001
                                                            -------------         ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                                     $ 68,616,180          $ 69,021,892
  Accounts payable and other
    liabilities                                                 2,421,889             1,855,155
  Due to local general partners and
    affiliates                                                  3,509,863             3,623,616
  Due to general partners and
    affiliates (Note 2)                                         5,576,689             5,101,920
                                                              -----------           -----------

Total Liabilities                                              80,124,621            79,602,583
                                                              -----------           -----------

Minority interests                                              7,935,867             7,977,476
                                                              -----------           -----------

Partners' Capital (Deficit):
  Limited partners (72,896 BACs
    issued and outstanding)                                    11,935,190            13,900,123
  General partners                                               (566,964)             (547,116)
  Accumulated other comprehensive
    income:
  Unrealized gain on marketable
    securities                                                      8,960                 4,145
                                                              -----------           -----------

Total Partners' Capital (Deficit)                              11,377,186            13,357,152
                                                              -----------           -----------

Total Liabilities and Partners'
  Capital (Deficit)                                          $ 99,437,674          $100,937,211
                                                              ===========           ===========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              ----------------------------       -----------------------------
                              ----------------------------       -----------------------------
                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                     SEPTEMBER 30,                       SEPTEMBER 30,
                              ----------------------------       -----------------------------
                                 2001             2000              2001              2000
                              ----------------------------       -----------------------------
Revenues
Rental income                 $3,403,347       $ 3,294,114       $ 6,779,237       $ 6,622,323
Other                            397,048           377,618           736,665           697,720
                              ----------        ----------        ----------        ----------

Total revenues                 3,800,395         3,671,732         7,515,902         7,320,043
                              ----------        ----------        ----------        ----------

Expenses
General and
  administrative                 642,837           599,420         1,385,566         1,295,606
General and
  administrative-
  related parties
  Note 2)                        363,663           390,072           730,096           757,207
Operating and
  other                          363,972           345,290           764,951           693,576
Repairs and
  Maintenance                    496,106           507,278           998,390         1,043,850
Real estate taxes                248,857           233,029           500,343           467,839
Insurance                        114,387           107,763           220,223           206,107
Financial                      1,196,755         1,199,949         2,351,229         2,372,109
Depreciation and
  amortization                 1,285,674         1,287,215         2,571,197         2,557,310
                              ----------        ----------        ----------        ----------

Total expenses                 4,712,251         4,670,016         9,521,995         9,393,604
                              ----------        ----------        ----------        ----------

Loss before
  minority interest             (911,856)         (998,284)       (2,006,093)       (2,073,561)

Minority interest
  in loss of
  subsidiary
  partnerships                     9,223             9,639            21,312            21,868
                              ----------        ----------        ----------        ----------

Net loss                     $  (902,633)      $  (988,645)      $(1,984,781)      $(2,051,693)
                              ==========        ==========        ==========        ==========

Net loss - limited
  partners                   $  (893,606)      $  (978,758)      $(1,964,933)      $(2,031,176)
                              ==========        ==========        ==========        ==========

Number of BACs
  outstanding                     72,896            72,896            72,896            72,896
                              ==========        ==========        ==========        ==========

Net loss per BAC             $    (12.26)      $    (13.43)      $    (26.96)      $    (27.86)
                              ==========        ==========        ==========        ==========

See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                                  ACCUMULATED
                                                                                                    OTHER
                                                                   LIMITED         GENERAL       COMPREHENSIVE      COMPREHENSIVE
                                                   TOTAL           PARTNERS        PARTNERS         INCOME               LOSS
                                                -----------       -----------     ----------    ---------------     -------------
Partners' capital (deficit) April 1, 2001       $13,357,152       $13,900,123     $(547,116)     $      4,145

Comprehensive Income (Loss):
Net loss - Six  months ended
  September 30, 2001                             (1,984,781)       (1,964,933)      (19,848)                          $(1,984,781)

Other Comprehensive  Income (Loss):
Net unrealized gain on marketable
  securities                                          4,815                 0             0             4,815               4,815
                                                 ----------        ----------      --------       -----------          ----------

Total Comprehensive Income (Loss)                                                                                     $(1,979,966)
                                                                                                                       ==========
Partners' capital (deficit)
  September 30, 2001                            $11,377,186       $11,935,190     $(566,964)     $      8,960
                                                 ==========        ==========      ========       ===========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             ---------------------------------
                                                             ---------------------------------
                                                                     SIX MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                             ---------------------------------
                                                                 2001                 2000
                                                             ---------------------------------
Cash flows from operating activities:

Net loss                                                     $(1,984,781)          $(2,051,693)

Adjustments to reconcile net loss
 to net cash provided by
 operating activities:

Depreciation and amortization                                  2,571,197             2,557,310
Minority interest in loss of
  subsidiaries                                                   (21,312)              (21,868)
Increase in other assets                                        (123,194)              (35,015)
Increase in accounts payable
  and other liabilities                                          566,734               275,648
Increase in cash held
  in escrow                                                     (255,459)             (129,288)
Increase in due to general partners
  and affiliates                                                 474,769               428,880
Increase in due to local general
  partners and affiliates                                         55,017                11,096
Decrease in due to local general
  partners and affiliates                                       (168,770)             (239,622)
                                                             -----------           -----------

Net cash provided by
  operating activities                                         1,114,201               795,448
                                                             -----------           -----------

Cash flows from investing activities:

Acquisition of property and
  equipment                                                     (422,130)             (446,301)
                                                             -----------           -----------

Net cash used in investing
  activities                                                    (422,130)             (446,301)
                                                             -----------           -----------

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                              ---------------------------------
                                                              ---------------------------------
                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                              ---------------------------------
                                                                  2001                 2000
                                                              ---------------------------------
Cash flows from financing activities:

Repayments of mortgage notes                                    (405,712)             (368,133)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                              (20,297)             (114,096)
                                                               ---------             ---------

Net cash used in financing
  activities                                                    (426,009)             (482,229)
                                                               ---------             ---------

Net increase (decrease) in cash
  and cash equivalents                                           266,062              (133,082)

Cash and cash equivalents at
  beginning of period                                          1,671,096             1,483,417
                                                               ---------             ---------

Cash and cash equivalents at
  end of period                                               $1,937,158            $1,350,335
                                                               =========             =========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                          $2,159,373            $2,230,809
                                                               =========             =========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $9,000 and $10,000 and $21,000 and $22,000 for the three and six months ended September 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30,

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

2001, the results of operations for the three and six months ended September 30, 2001 and 2000 and cash flows for the six months ended September 30, 2001 and 2000. However, the operating results and cash flows for the six months ended September 30, 2001 may not be indicative of the results for the year.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 2 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 30, 2001 and 2000 were as follows:

                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                       SEPTEMBER 30,                       SEPTEMBER 30,
                               ---------------------------         ---------------------------
                                  2001              2000              2001              2000
                               ---------------------------         ---------------------------
Partnership manage-
  ment fees (a)                 $169,000          $169,000          $338,000          $338,000
Expense reimburse-
  ment (b)                        19,679            61,771            45,929            91,845
Local administra-
  tive fee (c)                    14,000            13,000            27,000            26,000
                                --------          --------          --------          --------

Total general and
  administrative-
  General Partners               202,679           243,771           410,929           455,845
                                 -------           -------           -------           -------
Property manage-
  ment fees
  incurred to
  affiliates of
  the subsidiary
  partnerships'
  general
  partners (d)                   160,984           146,301           319,167           301,362
                                 -------           -------           -------           -------
Total general and
  administrative-
  related parties               $363,663          $390,072          $730,096          $757,207
                                 =======           =======           =======           =======


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $4,518,000 and $4,180,000 were accrued and unpaid as of September 30, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $248,853 and $232,450 and $497,327 and $475,866 for the three and six months ended September 30, 2001 and 2000, respectively. Of these fees $160,984 and $146,301 and $319,167 and $301,362, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three and six months ended September 30, 2001 and 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's sources of funds during the six months ended September 30, 2001, include working capital reserves, interest earned on working capital and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

A working capital reserve of approximately $54,000, exclusive of Local Partnerships' working capital, remains as of September 30, 2001.

During the six months ended September 30, 2001 and 2000, the distributions received from the Local Partnerships approximated $1,000 and $9,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $4,518,000 and $4,180,000 were accrued and unpaid as of September 30, 2001 and March 31, 2001, respectively. Without the General Partners continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

During the six months ended September 30, 2001, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships increased approximately $266,000 primarily due to cash provided by operating activities ($1,114,000) which exceeded acquisitions of property and equipment ($422,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($20,000) and repayments of mortgage notes ($406,000). Included in the adjustments to reconcile the net loss to cash pro-vided by operating activities is depreciation and amortization ($2,571,000).

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

RESULTS OF OPERATIONS

The results of operations for the three and six months ended September 30, 2001 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 3% and 2% for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to rental rate increases.

Total expenses, excluding operating and other, remained fairly consistent with an increase of approximately 1% for both the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000.

Operating and other expenses increased approximately $19,000 and $71,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to an increase in fuel costs at one Local Partnership, reimbursement of water and sewer at a second Local Partnership and an increase in water and sewer usage at a third Local Partnership.

Accounting Standards Issued but not yet Adopted

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Partnership does not expect the adoption of these standards to have any impact on the Partnership's consolidated financial position or results of operations.

Additionally, the Financial Accounting Standard Board has issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" in August 2001. This Statement is effective for fiscal year beginning after December 15, 2001. The Partnership does not expect the adoption of this standard to have any impact on the Partnership's consolidated financial position or results of operations.

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

Date:  October 26, 2001

                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes, President
                                        (Principal Executive and
                                        Financial Officer)

Date:  October 26, 2001

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

Date:  October 26, 2001

                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes, President
                                        (Principal Executive and
                                        Financial Officer)

Date:  October 26, 2001

                                    By: /s/ Glenn F. Hopps
                                        ------------------
                                        Glenn F. Hopps, Treasurer
                                        (Principal Accounting Officer)