Form 10-Q
period 2001-12-31
FREEDOM TAX CREDIT PLUS LP
filed 2002-01-31
CIK 854926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934


                         Commission File Number 0-24652


                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               13-3533987
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                   10022
--------------------------------------                                ----------
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
                                   (Unaudited)

                                       ============== ===============
                                        DECEMBER 31,      MARCH 31,
                                           2001             2001
                                       -------------- ---------------
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $53,077,565 and $49,344,006,
  respectively)                          $89,267,726  $  92,334,593
Cash and cash equivalents                  1,947,537      1,671,096
Investment in marketable securities          112,567        109,005
Cash held in escrow                        4,753,236      4,367,610
Deferred costs (net of accumulated
  amortization of $1,603,642
  and $1,480,402, respectively)            1,335,226      1,458,466
Other assets                               1,023,644        996,441
                                         -----------  -------------

Total Assets                             $98,439,936   $100,937,211
                                          ==========    ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                             ============   =============
                                             DECEMBER 31,      MARCH 31,
                                                2001             2001
                                             ------------   -------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                      $68,407,372   $  69,021,892
  Accounts payable and other
   liabilities                                  2,603,751       1,855,155
  Due to local general partners and
   affiliates                                   3,314,963       3,623,616
  Due to general partners and
   affiliates (Note 2)                          5,776,288       5,101,920
                                               ----------    ------------

Total Liabilities                              80,102,374      79,602,583
                                               ----------    ------------

Minority interests                              7,926,180       7,977,476
                                               ----------    ------------

Partners' Capital (Deficit):
  Limited partners (72,896 BACs
   issued and outstanding)                     10,980,284      13,900,123
  General partners                               (576,609)       (547,116)
  Accumulated other comprehensive
   income:
  Unrealized gain on marketable
   securities                                       7,707           4,145
                                               ----------    ------------

Total Partners' Capital (Deficit)              10,411,382      13,357,152
                                               ----------    ------------

Total Liabilities and Partners'
  Capital (Deficit)                           $98,439,936    $100,937,211
                                               ==========     ===========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      ============================    ============================
                            THREE MONTHS ENDED              NINE MONTHS ENDED
                               DECEMBER 31,                    DECEMBER 31,
                      ----------------------------    ----------------------------
                           2001            2000            2001            2000
                      ----------------------------    ----------------------------
Revenues
Rental income         $  3,378,093    $  3,311,051    $ 10,157,330    $  9,933,374
Other                      379,622         405,911       1,116,287       1,103,631
                      ------------    ------------    ------------    ------------
Total revenues           3,757,715       3,716,962      11,273,617      11,037,005
                      ------------    ------------    ------------    ------------
Expenses
General and
  administrative           620,164         616,267       2,005,730       1,911,873
General and
  administrative-
  related parties
  Note 2)                  372,666         394,641       1,102,762       1,151,848
Operating and
  other                    365,484         349,376       1,130,435       1,042,952
Repairs and
  Maintenance              585,561         603,177       1,583,951       1,647,027
Real estate taxes          244,077         239,455         744,420         707,294
Insurance                   95,845         101,449         316,068         307,556
Financial                1,162,554       1,188,211       3,513,783       3,560,320
Depreciation and
  amortization           1,285,602       1,268,698       3,856,799       3,826,008
                      ------------    ------------    ------------    ------------
Total expenses           4,731,953       4,761,274      14,253,948      14,154,878
                      ------------    ------------    ------------    ------------

Loss before
  minority interest       (974,238)     (1,044,312)     (2,980,331)     (3,117,873)

Minority interest
  in loss of
  subsidiary
  partnerships               9,687          10,310          30,999          32,178
                      ------------    ------------    ------------    ------------

Net loss              $   (964,551)   $ (1,034,002)   $ (2,949,332)   $ (3,085,695)
                      ============    ============    ============    ============
Net loss - limited
  partners            $   (954,906)   $ (1,023,662)   $ (2,919,839)   $ (3,054,838)
                      ============    ============    ============    ============
Number of BACs
  outstanding               72,896          72,896          72,896          72,896
                      ============    ============    ============    ============
Basic net loss
  per BAC             $     (13.09)   $     (14.05)   $     (40.05)   $     (41.91)
                      ============    ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                            ACCUMULATED
                                                                                               OTHER
                                                              LIMITED         GENERAL      COMPREHENSIVE   COMPREHENSIVE
                                                TOTAL         PARTNERS        PARTNERS         INCOME           LOSS
                                            ------------    ------------    ------------   -------------   -------------
Partners' capital (deficit) April 1, 2001   $ 13,357,152    $ 13,900,123    $   (547,116)   $      4,145

Comprehensive Income (Loss):
Net loss - Nine months ended
  December 31, 2001                           (2,949,332)     (2,919,839)        (29,493)                   $ (2,949,332)

Other Comprehensive Income (Loss):
Net unrealized gain on marketable
  securities                                       3,562               0               0           3,562           3,562
                                            ------------    ------------    ------------    ------------    ------------

Total Comprehensive Income (Loss)                                                                           $ (2,945,770)
                                                                                                            ============
Partners' capital (deficit)
  December 31, 2001                         $ 10,411,382    $ 10,980,284    $   (576,609)   $      7,707
                                            ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        ==========================
                                             NINE MONTHS ENDED
                                                DECEMBER 31,
                                        --------------------------
                                            2001           2000
                                        --------------------------
Cash flows from operating activities:

Net loss                                $(2,949,332)   $(3,085,695)

Adjustments to reconcile net loss
 to net cash provided by
 operating activities:

Depreciation and amortization             3,856,799      3,826,008
Minority interest in loss of
  subsidiaries                              (30,999)       (32,178)
Increase in other assets                    (27,203)      (100,287)
Increase in accounts payable
  and other liabilities                     748,596        477,521
Increase in cash held
  in escrow                                (385,626)      (301,809)
Increase in due to general partners
  and affiliates                            674,368        671,780
Increase in due to local general
  partners and affiliates                    38,405         17,478
Decrease in due to local general
  partners and affiliates                  (347,058)      (392,695)
                                        -----------    -----------
Net cash provided by
  operating activities                    1,577,950      1,080,123
                                        -----------    -----------
Cash flows from investing activities:

Acquisition of property and
  equipment                                (666,692)      (636,903)
                                        -----------    -----------
Net cash used in investing
  activities                               (666,692)      (636,903)
                                        -----------    -----------

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                        ==========================
                                             NINE MONTHS ENDED
                                                DECEMBER 31,
                                        --------------------------
                                            2001           2000
                                        --------------------------
Cash flows from financing activities:

Repayments of mortgage notes               (614,520)      (551,765)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest         (20,297)      (114,334)
                                        -----------    -----------

Net cash used in financing
  activities                               (634,817)      (666,099)
                                        -----------    -----------

Net increase (decrease) in cash
  and cash equivalents                      276,441       (222,879)

Cash and cash equivalents at
  beginning of period                     1,671,096      1,483,417
                                        -----------    -----------

Cash and cash equivalents at
  end of period                         $ 1,947,537    $ 1,260,538
                                        ===========    ===========

Supplemental disclosure of cash
 flow information:
Cash paid during period for interest    $ 3,321,721    $ 3,395,173
                                        ===========    ===========


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and 42 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships.

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

Losses attributable to minority interests aggregated approximately $10,000 and $10,000 and $31,000 and $32,000 for the three and nine months ended December 31, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)


fairly the financial position of the Partnership as of December 31, 2001, the results of operations for the three and nine months ended December 31, 2001 and 2000 and cash flows for the nine months ended December 31, 2001 and 2000. However, the operating results and cash flows for the nine months ended December 31, 2001 may not be indicative of the results for the year.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)


Note 2 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 31, 2001 and 2000 were as follows:

                          THREE MONTHS ENDED        NINE MONTHS ENDED
                             DECEMBER 31,              DECEMBER 31,
                      -----------------------   -----------------------
                          2001         2000         2001         2000
                      -----------------------   -----------------------
Partnership manage-
  ment fees (a)       $  169,000   $  169,000   $  507,000   $  507,000
Expense reimburse-
  ment (b)                29,981       68,186       75,910      160,031
Local administra-
  tive fee (c)            13,000       13,000       40,000       39,000
                      ----------   ----------   ----------   ----------

Total general and
  administrative-
  General Partners       211,981      250,186      622,910      706,031
                      ----------   ----------   ----------   ----------
Property manage-
  ment fees
  incurred to
  affiliates of
  the subsidiary
  partnerships'
  general
  partners (d)           160,685      144,455      479,852      445,817
                      ----------   ----------   ----------   ----------
Total general and
  administrative-
  related parties     $  372,666   $  394,641   $1,102,762   $1,151,848
                      ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)


not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $4,687,000 and $4,180,000 were accrued and unpaid as of December 31, 2001 and March 31, 2001, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $251,954 and $230,617 and $749,281 and $706,483 for the three and nine months ended December 31, 2001 and 2000, respectively. Of these fees $160,685 and $144,455 and $479,852 and $445,817, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three and nine months ended December 31, 2001 and 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's sources of funds during the nine months ended December 31, 2001, include working capital reserves, interest earned on working capital and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

A working capital reserve of approximately $36,000, exclusive of Local Partnerships' working capital, remains as of December 31, 2001.

During the nine months ended December 31, 2001 and 2000, the distributions received from the Local Partnerships approximated $1,000 and $9,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $4,687,000 and $4,180,000 were accrued and unpaid as of December 31, 2001 and March 31, 2001, respectively. Without the General Partners continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

During the nine months ended December 31, 2001, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships increased approximately $276,000 due to cash provided by operating activities $(1,578,000) which exceeded acquisitions of property and equipment $(667,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest $(20,000) and repayments of mortgage notes $(615,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization $(3,857,000).

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

RESULTS OF OPERATIONS

The results of operations for the three and nine months ended December 31, 2001 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 2% for both the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000, primarily due to rental rate increases.

Total expenses remained fairly consistent with a decrease of approximately 1% and an increase of approximately 1% for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of ac-counting be used for all business combinations initiated after June
30, 2001 and that the use of pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Partnership does not expect the adoption of these standards to have any impact on the Partnership's consolidated financial position or results of operations.

Additionally, the Financial Accounting Standard Board has issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" in August 2001. This Statement is effective for fiscal years beginning after December 15, 2001. The Partnership does not expect the adoption of this standard to have any impact on the Partnership's consolidated financial position or results of operations.

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

        (a)  Exhibits - None

        (b)  Reports on Form 8-K - None

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

Date:  January 30, 2002

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes, President
                          (Principal Executive and
                          Financial Officer)

Date:  January 30, 2002

                      By: /s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps, Treasurer
                          (Principal Accounting Officer)

                  and

                  By: FREEDOM GP INC.,
                      a General Partner

Date:  January 30, 2002

                      By: /s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes, President
                          (Principal Executive and
                          Financial Officer)

Date:  January 30, 2002

                      By: /s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps, Treasurer
                          (Principal Accounting Officer)