Form 10-K
period 2002-03-31
FREEDOM TAX CREDIT PLUS LP
filed 2002-06-25
CIK 854926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-24652

                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        13-3533987
--------------------------------               --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

625 MADISON AVENUE, NEW YORK, NEW YORK                    10022
--------------------------------------            ---------------------
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

INVESTMENT OBJECTIVES

The Partnership was formed to invest as a limited partner in other limited partnerships ("Local Partnerships"), each of which owns one or more leveraged low-income multi-family residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, the "Tax Credits"). The Partnership's investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership. As of March 31, 2002, the Partnership had acquired interests in forty-two Local Partnerships. As of March 31, 2002, approximately $58,000,000 of net proceeds had been invested in such Local Partnerships, representing all of the Partnership's net proceeds available for investment. Subsequent to March 31, 2002 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, "Properties," below.

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

As of March 31, 2002, cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

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

                           LOCAL PARTNERSHIP SCHEDULE
                                                                                  % OF UNITS OCCUPIED  AT  MAY 1,
NAME AND LOCATION                                                            -----------------------------------------
(NUMBER OF UNITS)                       DATE ACQUIRED                  2002         2001          2000         1999         1998
-----------------                       -------------                  ----         ----          ----         ----         ----
Parkside Townhomes
York, PA (53)                           September 1990                  87%          94%           98%         100%           98%

Twin Trees
Layton, UT (43)                         October 1990                    98%         100%           98%         100%           93%

Bennion (Mulberry)
Taylorsville, UT (80)                   October 1990                    96%          94%           90%          98%           99%

Hunters Chase
Madison, AL (91)                        October 1990                    93%          95%           89%          95%           94%

Wilshire Park
Huntsville, AL (65)                     October 1990                    94%          95%           94%          89%           95%

Bethel Park
Bethel, OH (84)                         October 1990                    80%          86%           95%          88%           86%

Zebulon Park
Owensville, OH (66)                     October 1990                    95%          97%           96%          85%           89%

Tivoli Place
Murphreesboro, TN (61)                  October 1990                    89%          88%           95%          98%           98%

Northwood (Hartwood)
Jacksonville, FL (110)                  October 1990                   100%          95%           96%          97%          100%

Oxford Trace
Aiken, SC (29)                          October 1990                    79%          97%           93%          97%           90%

Ivanhoe Apts.
Salt Lake City, UT (19)                 January 1991                    95%          95%          100%         100%           89%

Washington Brooklyn
Brooklyn, NY (24)                       January 1991                   100%         100%          100%         100%          100%

Manhattan B (C.H. Development)

                           LOCAL PARTNERSHIP SCHEDULE
                                   (CONTINUED)

                                                                                  % OF UNITS OCCUPIED  AT  MAY 1,
NAME AND LOCATION                                                            -----------------------------------------
(NUMBER OF UNITS)                       DATE ACQUIRED                  2002         2001          2000         1999         1998
-----------------                       -------------                  ----         ----          ----         ----         ----
New York, NY (35)                       January 1991                   100%          97%           94%          94%          100%

Davidson Court
Staten Island, NY (38)                  March 1991                     100%         100%           95%          97%           92%

Magnolia Mews
Philadelphia, PA (63)                   March 1991                     100%         100%          100%         100%          100%

Oaks Village
Whiteville, NC (40)                     March 1991                     100%          98%           98%          93%          100%

Greenfield Village
Dunn, NC (40)                           March 1991                     100%          95%          100%         100%           98%

Morris Avenue (CLM Equities)
Bronx, NY (58)                          April 1991                     100%         100%          100%         100%          100%

Victoria Manor
Riverside, CA (112)                     April 1991                     100%         100%           98%          94%           89%

Ogontz Hall
Philadelphia, PA (35)                   April 1991                      65%(a)      100%           84%          97%           94%

Eagle Ridge
Stoughton, WI (54)                      May 1991                        93%          96%           91%          96%           83%

Nelson Anderson
Bronx, NY (81)                          June 1991                       96%          98%           99%          97%           98%

Abraham Lincoln Apts.
Irondequoit, NY (69)                    September 1991                  94%          91%          100%          99%          100%

Wilson Street Apts. (Middletown)
Middletown, PA (44)                     September 1991                  95%          91%          100%          98%          100%

Lauderdale Lakes
Lauderdale Lakes, FL (172)              October 1991                    96%          95%           94%          94%           98%

Flipper Temple
Atlanta, GA (163)                       October 1991                   100%          96%           97%         100%          100%

220 Cooper Street
Camden, NJ (29)                         December 1991                   93%          97%          100%          70%          100%

Pecan Creek
Tulsa, OK (47)                          December 1991                   94%          98%           98%          91%          100%

                           LOCAL PARTNERSHIP SCHEDULE
                                   (CONTINUED)

                                                                                  % OF UNITS OCCUPIED  AT  MAY 1,
NAME AND LOCATION                                                            -----------------------------------------
(NUMBER OF UNITS)                       DATE ACQUIRED                  2002         2001          2000         1999         1998
-----------------                       -------------                  ----         ----          ----         ----         ----
Vendome
Brooklyn, NY (24)                       December 1991                  100%         100%          100%         100%          100%

Rainer Villas
New Augusta, MS (20)                    December 1991                  100%         100%          100%         100%          100%

Pine Shadow Apts.
Waveland, MS (48)                       December 1991                  100%         100%          100%         100%          100%

Windsor Place
Wedowee, AL (24)                        December 1991                  100%         100%          100%         100%          100%

Brookwood Apts.
Foley, AL (38)                          December 1991                   98%          95%           97%         100%          100%

Heflin Hills Apts.
Heflin, AL (24)                         December 1991                  100%         100%           96%         100%          100%

Shadowood Apts.
Stevenson, AL (24)                      December 1991                  100%         100%           91%          96%           92%

Brittany Apts.
DeKalb, MS (25)                         December 1991                  100%         100%          100%         100%          100%

Hidden Valley Apts.
Brewton, AL (40)                        December 1991                   99%         100%          100%         100%          100%

Westbrook Square
Carthage, MS (32)                       December 1991                   88%          88%           91%          91%           97%

Royal Pines Apts. (Warsaw Elderly)
Warsaw, KY (36)                         December 1991                  100%         100%          100%         100%          100%

West Hill Square
Gordo, AL (24)                          December 1991                  100%         100%          100%         100%          100%

Elmwood Manor
Picayune, MS (24)                       December 1991                  100%         100%          100%         100%           96%

Harmony Gate Apts.
Los Angeles, CA (70)                    March 1992                      97%          97%           96%          94%           97%

(a)  Property undergoing renovations.

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

The General Partners generally required that the general partners of the Local Partnerships ("Local General Partners") undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Operating Deficit Guarantees, amounts funded are treated as operating loans which do not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2002, all Operating Deficit Guarantees have expired and $319,638 of operating loans are outstanding. In cases where the General Partners deem it appropriate, the obligations of a Local General Partner under the Operating Deficit Guarantees have been secured by letters of credit and/or cash escrow deposits.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2002, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $72,896,000. All of the issued and outstanding Limited Partnership Interests have been issued to Freedom Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs. As of May 7, 2002, the Partnership has 4,120 registered holders of an aggregate of 72,896 BACs.

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

There are no material restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2002. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                               FOR THE YEARS ENDED MARCH 31,
                        -----------------------------------------------------------------------------
OPERATIONS                  2002            2001            2000            1999            1998
----------              ------------    ------------    ------------    ------------    ------------
Revenues                $ 15,417,026    $ 14,946,838    $ 14,333,134    $ 13,968,742    $ 13,504,955
Expenses                 (19,207,657)    (19,238,172)    (18,617,952)    (18,748,002)    (18,672,456)
Loss on impairment of
assets                             0      (2,065,000)       (500,000)              0      (1,100,000)
                        ------------    ------------    ------------    ------------    ------------

Loss before minority
interest                  (3,790,631)     (6,356,334)     (4,784,818)     (4,779,260)     (6,267,501)
Minority interest             39,461          48,280          50,054          50,809          69,986
                        ------------    ------------    ------------    ------------    ------------

Net loss                $ (3,751,170)   $ (6,308,054)   $ (4,734,764)   $ (4,728,451)   $ (6,197,515)
                        ============    ============    ============    ============    ============

Per BAC:
Net loss                $     (50.94)   $     (85.67)   $     (64.30)   $     (64.22)   $     (84.17)
                        ============    ============    ============    ============    ============

                                                         MARCH 31,
                        ----------------------------------------------------------------------------
OPERATIONS                  2002            2001            2000            1999            1998
----------              ------------    ------------    ------------    ------------    ------------
Total assets            $ 97,175,105    $100,937,211    $107,181,062    $111,946,154    $116,339,040
                        ============    ============    ============    ============    ============

Mortgage notes payable  $ 68,063,227    $ 69,021,892    $ 69,914,088    $ 70,447,844    $ 71,068,616
                        ============    ============    ============    ============    ============

Total liabilities       $ 79,553,880    $ 79,602,583    $ 79,522,764    $ 79,491,693    $ 79,548,347
                        ============    ============    ============    ============    ============

Total partners' capital $  9,605,982    $ 13,357,152    $ 19,669,754    $ 24,407,636    $ 29,133,636
                        ============    ============    ============    ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

During the year ended March 31, 2002, net cash flow from property operations, working capital, interest earned on working capital and distributions received from the Local Partnerships represents the primary source of liquidity to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. Our net cash flow from property operations is dependent upon the occupancy level of our properties, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from property operations. Such changes, in turn, would adversely affect our ability to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. In addition, a material adverse change in our net cash flow from operations may affect the financial performance covenants under our mortgage notes within each Local Partnership. If we fail to meet any of our financial performance covenants, our mortgage notes may become due and in default, or the interest charged on refinancing the notes may increase. Either of these circumstances could adversely affect our ability to fund working capital and revenue enhancing tenant improvements, and unanticipated cash needs.

Working capital of approximately $21,000 (unconsolidated) remains as of March 31, 2002. It is used to pay operating expenses of the Partnership, including Partnership management fees payable to the General Partners and advances to Local Partnerships if warranted. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

During the fiscal year ended March 31, 2002, cash and cash equivalents of the Partnership and its forty-two Local Partnerships increased approximately $163,000 due to cash provided by operating activities ($1,743,000), an increase in capitalization of consolidated subsidiaries attributable to minority interest ($77,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($76,000) which exceeded capital improvements ($772,000) and repayments of mortgage loans ($959,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,009,000).

During the years ended March 31, 2002 ("Fiscal Year 2002"), March 31, 2001 ("Fiscal Year 2001") and March 31, 2000 ("Fiscal Year 2000") the amounts received from the Local Partnerships were $3,637, $26,796 and $24,406, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the paragraph above, will be used to meet the operating expenses of the Partnership.

Effective January 1, 1999 the State of California now requires owners of a property benefiting from FHA insured mortgages under Section 236 or 221(a)(3) to provide a nine month notice of contract termination or prepayment of the FHA insured loan. In addition, the owner must offer the properties for sale to those entities who agree to maintain the property as affordable housing.

On October 20, 1999 President Clinton signed the Fiscal Year 2000 VA, the HUD Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000," reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market. As of March 31, 2002, none of the Local Partnerships have opted to enter the Mark-to-Market Program and therefore this has no impact on the Partnership.

The Partnership's most critical accounting policy relates to the evaluation of the fair value of real estate. Each Local Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, estimates are used when accounting for the allowance for doubtful accounts, and contingent liabilities, among others. These estimate are susceptible to change and actual results could differ from these estimates. The affects of changes in these estimates are recognized in the period they are determined.

CONTRACTUAL OBLIGATIONS

As of March 31, 2002, we were subject to the following contractual payment obligations:

                                                    PAYMENTS DUE BY PERIOD
                           ---------------------------------------------------------------------------
                                               LESS                                         AFTER
Contractual obligations      TOTAL          THAN 1 YEAR      1-3 YEARS      4-5 YEARS      5 YEARS
                           -----------     -------------  ---------------  -----------    -----------
Mortgage notes payable     $68,063,227       $928,807         $2,133,062    $2,527,373     $62,473,985

Each Local Partnership's mortgage note payable is collateralized by the land and buildings of the respective Local Partnership, the assignment of certain Local Partnership's rents, leases and replacement reserves and is without further recourse.

COMMITMENTS AND CONTINGENCIES

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

RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH GENERAL PARTNERS AND AFFILIATES

The Local General Partners may from time to time advance the Local Partnerships money to fund certain property costs. These advances are to be repaid to the Local General Partners without interest from available surplus cash of the respective Local Partnership, or at the time of sale or refinancing. Unpaid balance amounted to $3,819,933 and $3,623,616 at March 31, 2002 and 2001,
respectively, and is recorded as due to Local General Partners and affiliates on the consolidated balance sheets.

Certain costs are also incurred by the Partnership payable to affiliates. The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Partnership management fee amounted to $676,000 for each of the fiscal years ended March 31, 2002, 2001 and 2000. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash flow). Partnership management fees owed to General Partners amounting to approximately $4,856,000 and $4,180,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

Furthermore, the Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provision of the Partnership Agreement and could fluctuate from year to year depending upon the level of activities and transactions for the year. Services performed by these affiliates include monitoring of partnership assets, site visits and evaluations of local partnership performance. Amount of reimbursement amounted to approximately $119,000, $244,000 and $179,000 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

RESULTS OF OPERATIONS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Partnership periodically compares the carrying value of its Properties to its estimate of the sum of undiscounted future cash flows and the fair value of remaining Tax Credits, to determine if the carrying value of the Property is impaired. If the Property is considered impaired based on this analysis, an impairment loss is recorded in order to write down the Property to its fair value. The determination of fair value is based not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's interest in the Properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the Properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. During the period April 1, 1999 through March 31, 2002, the Partnership has recorded $2,565,000 of losses on impairment of assets.

The following is a summary of the results of operations of the Partnership for the fiscal years ended March 31, 2002, 2001 and 2000.

The Partnership's primary source of income continues to be rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The Partnership received rental subsidies which amounted to approximately $2,953,000, $2,904,000 and $2,827,000 for the years ended March 31, 2002, 2001 and 2000, respectively. The related rental subsidy programs have expiration dates that either expire subsequent to the year 2002 or terminate upon total disbursement of the assistance obligation.

2002 VS. 2001

Rental income increased approximately 3% for the year ended March 31, 2002 as compared to 2001 primarily due to rental rate increases.

No major expense categories, other than the loss on impairment of assets, changed more than 6% for the year ended March 31, 2002 as compared to 2001.

2001 VS. 2000

Rental income increased approximately 3% for the year ended March 31, 2001 as compared to 2000 primarily due to rental rate increases.

Other increased approximately $266,000 for the year ended March 31, 2001 as compared to 2000 primarily due to the underaccrual of interest income for the years ended December 31, 1999 and prior at one Local Partnership.

No major expense categories, excluding the loss on impairment of assets, changed more than 8% for the year ended March 31, 2001 as compared to 2000.

OTHER

The Partnership continues to meet its primary objective of generating Housing Tax Credits. Housing Tax Credits are generated by a Property over a ten-year period commencing as each Property is leased to qualified tenants. During the years ended March 31, 2002, 2001 and 2000, the Housing Tax Credits received by the Partnership totaled $6,782,384, $11,106,285 and $11,200,999, respectively. Based on the fact that all the Local Partnerships' tax credits will be expiring in the year 2002, the Partnership expects the Tax Credits to be received in fiscal year 2003 to be approximately $2,000,000.

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

The Partnership does not anticipate that it will be in a position to make cash distributions at any time prior to the disposition of the Properties. If distributions of operating cash flow are made, it is expected that they will be limited. As of March 31, 2002, no such distributions have been made.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of these standards will not have any impact on the Partnership's consolidated financial position or results of operations.

Additionally, the Financial Accounting Standard Board has issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001 and SFAS No. 145 "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" in April 2002. SFAS No. 144 and 145 are effective for fiscal years beginning after December 15, 2001 and May 15, 2002, respectively. The adoption of these standards will not have any impact on the Partnership's consolidated financial position or results of operations.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is not exposed to market risk since its mortgage indebtedness bears fixed rates of interest.

Item 8.   Financial Statements and Supplementary Data.

                                                                                   SEQUENTIAL
                                                                                      PAGE
                                                                                   ----------
(a) 1.    Financial Statements

          Independent Auditors' Reports                                                18

          Consolidated Balance Sheets as of March 31, 2002 and 2001                    79

          Consolidated Statements of Operations for the years ended March 31,
          2002, 2001 and 2000                                                          80

          Consolidated Statements of Changes in Partners' Capital (Deficit) for
          the years ended March 31, 2002, 2001 and 2000                                81

          Consolidated Statements of Cash Flows for the years ended
          March 31, 2002, 2001 and 2000                                                82

          Notes to Consolidated Financial Statements                                   84

                          INDEPENDENT AUDITORS' REPORT

The Partners
Freedom Tax Credit Plus L.P.:

We have audited the accompanying consolidated balance sheets of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the years in the three-year period ended March 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules. These consolidated financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits. We did not audit the financial statements of 25 and 26 of the consolidated partnerships, which statements reflect combined assets constituting 46% and 44% as of March 31, 2002 and 2001, and combined revenues constituting 40%, 47% and 37% for 2002, 2001 and 2000, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                              /s/ KPMG LLP


New York, New York
May 18, 2002

[Letterhead of McKonly & Asbury LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Parkside Townhomes Associates
Lancaster, Pennsylvania

We have audited the accompanying balance sheets of Parkside Townhomes Associates (a limited partnership), PHFA Project No. 0 - 90 as of December 31, 2001 and 2000, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Townhomes Associates at December 31, 2001 and 2000, and its profit and loss, partners' equity, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and Pennsylvania Housing Finance Agency's Financial Reporting Manual, we have also issued our report dated January 17, 2002 on our consideration of Parkside Townhomes Associates internal control over financial reporting and our tests of its compliance with certain provisions of laws, PHFA regulations, contracts and grants and have rendered our reports thereon on pages 29 and 30. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 18 through 24 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McKonly & Asbury LLP
Harrisburg, Pennsylvania
January 17, 2002

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

/s/ McKonly & Asbury LLP
Harrisburg, Pennsylvania
February 11, 2000

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ivanhoe Apartments Limited Partnership

We have audited the accompanying balance sheet of Ivanhoe Apartments Limited Partnership (a Limited Partnership) as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivanhoe Apartments Limited Partnership at December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 14, 2002

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

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 24, 2001

[Letterhead of Friedman Alpren & Green LLP]

INDEPEDENT AUDITOR'S REPORT

TO THE PARTNERS OF WASHINGTON BROOKLYN LIMITED PARTNERSHIP

We have audited the accompanying balance sheet of WASHINGTON BROOKLYN LIMITED PARTNERSHIP as of December 31, 2001, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WASHINGTON BROOKLYN LIMITED PARTNERSHIP as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman Alpren & Green LLP
New York, New York
February 20, 2002

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

/s/ Friedman Alpren & Green LLP
New York, New York
January 28, 2000

[Letterhead of Richard J. Klinkowitz]

To the Partners
C-H DEVELOPMENT GROUP ASSOCIATES
(A LIMITED PARTNERSHIP)
625 Madison Avenue
New York, New York 10022

Gentlemen:

I have audited the accompanying balance sheet of C-H DEVELOPMENT GROUP ASSOCIATES (a New York Limited Partnership) as of December 31, 2001 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on the audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H DEVELOPMENT GROUP ASSOCIATES as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Richard J. Klinkowitz
Far Rockaway, New York
February 22, 2002

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 1, 2001

[Letterhead of Haefele, Flanagan & Co., p.c.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Magnolia Mews Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of December 31, 2001, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of December 31, 2001, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Haefele, Flanagan & Co., p.c.
Moorestown, New Jersey
February 8, 2002

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

/s/ Snipes, Gower & Associates, P.A.
Dunn, North Carolina
January 23, 2001

[Letterhead of KOCH GERINGER & CO., LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of December 31, 2001 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of December 31, 2001 and the results of its operations, changes in its partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KOCH GERINGER & CO., LLP
Certified Public Accountants
New York, New York
January 9, 2002

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

/s/ KOCH GERINGER & CO., LLP
Certified Public Accountants
New York, New York
January 18, 2000

[Letterhead of NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Victoria Manor Associates
Los Angeles, California

We have audited the accompanying balance sheet of Victoria Manor Associates (a California limited partnership), as of December 31, 2001, and the related statements of partners' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Manor Associates as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Nanas, Stern, Biers, Neinstein and Co. LLP
January 25, 2002
Beverly Hills, California

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

/s/ Nanas, Stern, Biers, Neinstein and Co. LLP
January 12, 2000
Beverly Hills, California

[Letterhead of Fishbein & Company, P.C.]

INDEPENDENT AUDITOR'S REPORT
Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of OGONTZ HALL INVESTORS (A Limited Partnership), PHFA Project No. 0-0116, as of December 31, 2001 and 2000, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors (A Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in this report (shown on pages 19 through 23) is presented for purposes of additional analysis and is not a required part of the basic financial statements of Ogontz Hall Investors. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2002, on our consideration of Ogontz Hall Investors' (A Limited Partnership) internal control and over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fishbein & Company, P.C.
Elkins Park, PA
January 18, 2002

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

/s/ Regen, Benz & MacKenzie
New York, New York
February 25, 2000

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C.]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Conifer Irondequoit Associates
(A Limited Partnership)
Irondequoit, New York

We have audited the accompanying balance sheets of Conifer Irondequoit Associates (A Limited Partnership), as of December 31, 2001 and 2000 and the related statements of changes in partners' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Irondequoit Associates (A Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Rochester, New York
January 30, 2002

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

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Rochester, New York
January 23, 2001

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Middletown Associates

We have audited the accompanying balance sheet of Middletown Associates as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statement of Middletown Associates for the year ended December 31, 2000, were audited by other auditors whose report, dated January 18, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates as of December 31, 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our 2001 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report for the year ended December 31, 2001, dated January 25, 2002, on our consideration of Middletown Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ REZNICK FEDDER & SILVERMAN
Baltimore, Maryland
January 25, 2002

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

In accordance with GOVERNMENT AUDITING STANDARDS and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 25, 2001 on our consideration of Flipper Temple Associates, L.P.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Taxpayer Identification Number: 52-1088612
Bethesda, Maryland
January 25, 2001
Lead Auditor: Robert J. Denmark

[Letterhead of Heffler, Radetich & Saitta L.L.P]

INDEPENDENT AUDITORS' REPORT

To the Partners of
220 Cooper Street, L.P.

We have audited the accompanying balance sheets of 220 Cooper Street, L.P., as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Heffler, Radetich & Saitta L.L.P.
Mount Laurel, NJ
February 6, 2002

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

/s/ Heffler, Radetich & Saitta L.L.P.
Mount Laurel, NJ
February 9, 2001

[ARCHAMBO, MUEGGENBORG & DICK, INC. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pecan Creek Limited Partnership
Bartlesville, Oklahoma

We have audited the accompanying balance sheets of Pecan Creek Limited Partnership, HUD Project No. FHA 118-35121 (a limited partnership), as of December 31, 2001 and 2000 and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Creek Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in its partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued reports dated January 21, 2002 on our consideration of Pecan Creek Limited Partnership's internal control, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD program transactions, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information shown on pages 15-17 and the information transmitted to the Department of Housing and Urban Development (HUD) is prepared for the purpose of additional analysis and is not a required part of the financial statements of Pecan Creek Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ Archambo, Mueggenborg & Dick, Inc.
Deborah E. Mueggenborg, Audit Partner
Certified Public Accountants
73-1439902
Bartsville, Oklahoma
January 21, 2002

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

[Letterhead of AGBIMSON & CO., PLLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2001, and the related statements of Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We are unable to obtain adequate support for the carrying value for the building construction and rehabilitation costs included in the fixed assets at December 31, 2001, which also affected material amounts included in the Statements of Loss and Partners' Capital for the year then ended as described in Note 10.

In our opinion, except for the effects on the financial statements of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the carrying value of building and rehabilitation costs, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
January 30, 2002

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

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
February 11, 2000

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Augusta Associates, Ltd.
New Augusta, Mississippi

We have audited the accompanying balance sheets of New Augusta Associates, Ltd., a limited partnership, RHS Project No.: 28-056-640665470 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Augusta Associates, Ltd., RHS Project No.: 28-056-640665470 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2002 on our consideration of New Augusta Associates, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 8, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 19, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pine Shadow, Ltd.
Waveland, Mississippi

We have audited the accompanying balance sheets of Pine Shadow, Ltd. a limited partnership, RHS Project No.: 28-023-640661063 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Shadow, Ltd., RHS Project
No.: 28-023-640661063 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2002 on our consideration of Pine Shadow, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Windsor Place, L.P.
Wedowee, Alabama

We have audited the accompanying balance sheets of Windsor Place, L.P. a limited partnership, RHS Project No.: 01-056-631024917 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Place, L.P., RHS Project No.: 01-056-631024917 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 2002 on our consideration of Windsor Place, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookwood Associates, Ltd.
Foley, Alabama

We have audited the accompanying balance sheets of Brookwood Associates, Ltd., a limited partnership, RHS Project No.: 01-002-621394754 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Associates, Ltd., RHS Project No.: 01-002-621394754 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2002 on our consideration of Brookwood Associates, Ltd.,'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Heflin Hills Apartments, Ltd.
Heflin, Alabama

We have audited the accompanying balance sheets of Heflin Hills Apartments, Ltd., a limited partnership, RHS Project No.: 01-015-631039371 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heflin Hills Apartments, Ltd., RHS Project No.: 01-015-631039371 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2002 on our consideration of Heflin Hills Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 8, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 19, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]
INDEPENDENT AUDITORS' REPORT

To the Partners
Shadowood Apartments, Ltd.
Stevenson, Alabama

We have audited the accompanying balance sheets of Shadowood Apartments, Ltd., a limited partnership, RHS Project No.: 01-036-631030182 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of Shadowood Apartments, Ltd., RHS Project No.: 01-036-631030182 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2002 on our consideration of Shadowood Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 18, 2002

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

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 2001 on our consideration of Shadowood Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 2001

[Letterhead of Donald W. Causey & Associates, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Brittany Associates, L.P.
Dekalb, Mississippi.

We have audited the accompanying balance sheets of Brittany Associates, L.P., a limited partnership, RHS Project No.: 28-035-581896085 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brittany Associates, L.P. RHS Project No.: 28-035-581896085 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2002 on our consideration of Brittany Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hidden Valley Apartments, Ltd.
Brewton, Alabama

We have audited the accompanying balance sheets of Hidden Valley Apartments, Ltd. a limited partnership, RHS Project No.: 01-027-631025600 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Valley Apartments, Ltd. RHS Project No.: 01-027-631025600 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2002 on our consideration of Hidden Valley Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 9, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 15, 2001

[Letterhead of Bob T. Robinson]

To the Partners
Westbrook Square, Ltd.

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Westbrook Square, Ltd. (RD Case number 28-040-640770978) as of December 31, 2001 and 2000 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westbrook Square, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, I have also issued a report dated March 20, 2002 on my consideration of the partnership's internal control structure and a report dated March 20, 2002 on its compliance with laws and regulations.

My audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information is presented for the purposes of additional analysis and is not a required part of the financial statements of Westbrook Square, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

The annual budgets of Westbrook Square, Ltd. included in the accompanying prescribed form RD 1930-7 (Rev 7-00) have not been compiled or examined by me, and I do not express any form of assurance on them. In addition they may contain departures from guidelines for presentation of prospective financial information established by the American Institute of Certified Public Accountants. The actual results may vary from the presentation and the variations may be material.

/s/ Bob T. Robinson
Jackson, Mississippi
March 20, 2002

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

/s/ Bob T. Robinson
Jackson, Mississippi
March 5, 2001

[Letterhead of DONALD W. CAUSEY, CPA, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Warsaw Elderly Housing, Ltd.
Warsaw, Kentucky

We have audited the accompanying balance sheets of Warsaw Elderly Housing, Ltd., a limited partnership, RHS Project No.: 20-039-621409235 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on my audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Elderly Housing, Ltd., RHS Project No.: 20-039-621409235 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2002 on my consideration of Warsaw Elderly Housing, Ltd., internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 26, 2002

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

/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 26, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Hill Square, Ltd.
Gordo, Alabama

We have audited the accompanying balance sheets of West Hill Square, Ltd., a limited partnership, RHS Project No.: 01-054-631010865 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Hill Square, Ltd., RHS Project No.: 01-054-631010865 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2002 on our consideration of West Hill Square, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 19, 2002

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 19, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Elmwood Associates, L.P.
Picayune, Mississippi

We have audited the accompanying balance sheets of Elmwood Associates, L.P., a limited partnership, RHS Project No.: 28-055-640804193 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Associates, L.P., RHS Project No.: 28-055-640804193 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 2002 on our consideration of Elmwood Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 2002

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

/s/ Grant Thornton LLP
Los Angeles, California

January 13, 2000

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001


                                     ASSETS

                                                                   2002              2001
                                                               -------------    --------------
Property and equipment - (at cost, net of accumulated
   depreciation of $54,178,153 and $49,344,006,
   respectively) (Notes 4 and 6)                               $  88,272,567    $  92,334,593
Cash and cash equivalents                                          1,833,843        1,671,096
Investment in marketable securities (Note 2)                         109,005          109,005
Cash held in escrow                                                4,671,259        4,367,610
Deferred costs (net of accumulated amortization of
   $1,655,647 and $1,480,402, respectively) (Note 5)               1,286,292        1,458,466
Other assets                                                       1,002,139          996,441
                                                               -------------    -------------

Total Assets                                                   $  97,175,105    $ 100,937,211
                                                               =============    =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 6)                                $  68,063,227    $  69,021,892
Accounts payable and other liabilities                             1,649,957        1,855,155
Due to local general partners and affiliates (Note 7)              3,819,933        3,623,616
Due to general partners and affiliates (Note 7)                    6,020,763        5,101,920
                                                               -------------    -------------

Total Liabilities                                                 79,553,880       79,602,583
                                                               -------------    -------------

Minority interests                                                 8,015,243        7,977,476
                                                               -------------    -------------

Partners' Capital (Deficit):
Limited partners (72,896 BACs
   issued and outstanding)                                        10,186,465       13,900,123
General partners                                                    (584,628)        (547,116)
Accumulated other comprehensive income:
Unrealized gain on marketable securities                               4,145            4,145
                                                               -------------    -------------

Total Partners' Capital (Deficit)                                  9,605,982       13,357,152
                                                               -------------    -------------

Commitments and Contingencies (Notes 7 and 9)

Total Liabilities and Partners' Capital (Deficit)              $  97,175,105    $ 100,937,211
                                                               =============    =============

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                    2002            2001           2000
                                                ------------    ------------    ------------
Revenues:
Rental income                                   $ 13,742,506    $ 13,339,955    $ 12,992,738
Other                                              1,674,520       1,606,883       1,340,396
                                                ------------    ------------    ------------

Total Revenues                                    15,417,026      14,946,838      14,333,134
                                                ------------    ------------    ------------

Expenses:

Repairs and maintenance                            2,569,601       2,417,802       2,237,190
Operating and other                                1,791,861       1,756,607       1,694,083
Real estate taxes                                    986,059       1,008,991         940,475
Interest                                           4,565,170       4,647,954       4,584,473
Depreciation and amortization (Notes 4 and 5)      5,009,392       5,103,725       5,154,833
General and administrative                         2,677,059       2,674,584       2,470,982
General and administrative-related parties
   (Note 7)                                        1,608,515       1,628,509       1,535,916
Loss on impairment of assets (Note 4)                      0       2,065,000         500,000
                                                ------------    ------------    ------------

Total Expenses                                    19,207,657      21,303,172      19,117,952
                                                ------------    ------------    ------------

Loss before minority interest                     (3,790,631)     (6,356,334)     (4,784,818)

Minority interest in loss of subsidiaries             39,461          48,280          50,054
                                                ------------    ------------    ------------

Net loss                                        $ (3,751,170)   $ (6,308,054)   $ (4,734,764)
                                                ============    ============    ============

Net loss - limited partners                     $ (3,713,658)   $ (6,244,973)   $ (4,687,416)
                                                ============    ============    ============

Number of BACs outstanding                            72,896          72,896          72,896
                                                ============    ============    ============

Net loss per BAC                                $     (50.94)   $     (85.67)   $     (64.30)
                                                ============    ============    ============

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                                               ACCUMULATED
                                                                                 OTHER
                                                 LIMITED          GENERAL      COMPREHENSIVE  COMPREHENSIVE
                                  TOTAL          PARTNERS        PARTNERS      INCOME (LOSS)       LOSS
                               ------------    ------------    ------------    ------------    ------------
Partners' capital (deficit)-
   March 31, 1999              $ 24,407,636    $ 24,832,512    $   (436,687)   $     11,811

Comprehensive Loss:
Net loss                         (4,734,764)     (4,687,416)        (47,348)              0      (4,734,764)

Other Comprehensive Loss:
Net unrealized loss on
   marketable securities             (3,118)              0               0          (3,118)         (3,118)
                               ------------    ------------    ------------    ------------    ------------

Total Comprehensive Loss                                                                       $ (4,737,882)
                                                                                               ============

Partners' capital (deficit)-
   March 31, 2000                19,669,754      20,145,096        (484,035)          8,693

Comprehensive Loss:
Net Loss                         (6,308,054)     (6,244,973)        (63,081)              0      (6,308,054)

Other Comprehensive Loss:
Net unrealized loss on
   marketable securities             (4,548)              0               0          (4,548)         (4,548)
                               ------------    ------------    ------------    ------------    ------------

Total Comprehensive Loss                                                                       $ (6,312,602)
                                                                                               ============

Partners' capital (deficit)-
   March 31, 2001                13,357,152      13,900,123        (547,116)          4,145

Comprehensive Loss:
Net Loss                         (3,751,170)     (3,713,658)        (37,512)              0      (3,751,170)
                               ------------    ------------    ------------    ------------    ------------

Total Comprehensive Loss                                                                       $ (3,751,170)
                                                                                               ============

Partners' capital (deficit)-
March 31, 2002                 $  9,605,982    $ 10,186,465    $   (584,628)   $      4,145
                               ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                    2002          2001           2000
                                                -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                        $(3,751,170)   $(6,308,054)   $(4,734,764)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization                     5,009,392      5,103,725      5,154,833
Loss on impairment of assets                              0      2,065,000        500,000
Gain on sale of investments                               0              0            (36)
Minority interest in loss of subsidiaries           (39,461)       (48,280)       (50,054)
(Increase) decrease in other assets                  (5,698)        85,256        150,245
Decrease in accounts payable and other
   liabilities                                     (205,198)      (254,461)      (408,012)
Increase in cash held in escrow                    (303,649)       (55,973)       (28,751)
Increase in due to general partners
   and affiliates                                   918,843        995,253        913,451
Increase in due to local general partners
   and affiliates                                   147,805         75,577        134,944
Decrease in due to local general partners
   and affiliates                                   (27,862)       (10,278)        (2,141)
                                                -----------    -----------    -----------

Net cash provided by operating activities         1,743,002      1,647,765      1,629,715
                                                -----------    -----------    -----------

Cash flows from investing activities:

   Additions to property and equipment             (772,121)      (771,026)      (714,542)
   Proceeds from sale of marketable securities            0              0         40,000
   Increase in due to local general partners
      and affiliates                                  3,570         11,012              0
   Decrease in due to local general partners
      and affiliates                                (12,255)             0       (258,262)
   Increase in deferred costs                        (3,071)             0              0
                                                -----------    -----------    -----------

Net cash used in investing activities              (783,877)      (760,014)      (932,804)
                                                -----------    -----------    -----------

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                                   (continued)

                                                       2002            2001          2000
                                                    -----------    -----------    -----------
Cash flows from financing activities:
   Repayments of mortgage loans                        (958,665)      (892,196)      (533,756)
   Increase in due to local general partners
     and affiliates                                     241,400        221,346        342,262
   Decrease in due to local general partners
     and affiliates                                    (156,341)       (66,434)      (157,415)
   Increase (decrease) in capitalization of
     consolidated subsidiaries attributable to
     minority interest                                   77,228         37,212         (8,227)
                                                    -----------    -----------    -----------

Net cash used in financing activities                  (796,378)      (700,072)      (357,136)
                                                    -----------    -----------    -----------

Net increase in cash and cash equivalents               162,747        187,679        339,775

Cash and cash equivalents at beginning of year        1,671,096      1,483,417      1,143,642
                                                    -----------    -----------    -----------

Cash and cash equivalents at end of year            $ 1,833,843    $ 1,671,096    $ 1,483,417
                                                    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest              $ 3,477,748    $ 3,531,298    $ 3,545,171
                                                    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000

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

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986. During Fiscal Years 2002, 2001 and 2000, the Partnership generated $6,782,384, $11,106,285 and
$11,200,999, respectively, in Housing Tax Credits.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000

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

d)  Investment in Marketable Securities

The Partnership applies the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2002 and 2001 the Partnership has classified its securities as available-for-sale.

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

The determination of fair value is based, not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. The General Partners believe that the estimates and assumptions used are appropriate in evaluating the carrying amount of the Partnership's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000

disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years. During the period April 1, 1999 through March 31, 2002 the Partnership has recorded $2,565,000 of losses on impairment of assets.

Property and equipment are depreciated over their estimated useful lives, which range from 20 to 40 years for properties. Property is depreciated using an accelerated or straight-line method. Equipment lives range from 5 to 7 years and are depreciated on a straight-line basis.

g)  Rental income

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The Partnership received rental subsidies which amounted to approximately $2,953,000, $2,904,000 and $2,827,000 for the years ended March 31, 2002, 2001 and 2000, respectively. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

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

i)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions relating to reporting of assets, liabilities, revenues and expenses disclosed in the consolidated financial statements. Accordingly, actual results could differ from those estimates.

j) Net Loss Per BAC

Net loss per BAC is computed based on the net loss for the period attributed to BAC Holders, divided by the number of BACs outstanding for the period.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000


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

MORTGAGE NOTES PAYABLE
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                    MARCH 31, 2002             MARCH 31, 2001
                                              --------------------------   -----------------------
                                               CARRYING                    CARRYING
                                                AMOUNT        FAIR VALUE    AMOUNT      FAIR VALUE
                                              ---------      -----------   --------    -----------
Mortgage Notes Payable for
 which it is:

Practicable to estimate fair value            $42,466,269    $43,494,924   $43,112,563  $44,209,121
Not Practicable (a)                           $25,596,958                  $25,909,329

(a) The mortgage notes payable are insured by HUD primarily in accordance with
Section 236 of the National Housing Act. New loans are no longer being insured in accordance with Section 236 and presently existing loans are subject to restrictions regarding prepayment. Management believes the estimation of fair value to be impracticable.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                           MARCH 31,
                                  ------------------------------
                                      2002             2001
                                  -------------    -------------
Land                              $   5,720,520    $   5,720,520
Buildings and improvements          130,068,090      129,870,352
Other                                 6,662,110        6,087,727
                                  -------------    -------------

                                    142,450,720      141,678,599
Less: Accumulated depreciation      (54,178,153)     (49,344,006)
                                  -------------    -------------
                                  $  88,272,567    $  92,334,593
                                  =============    =============

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000

Depreciation expense for the years ended March 31, 2002, 2001 and 2000 amounted to $4,834,147, $4,939,405 and $4,905,633, respectively.

During the years ended March 31, 2001 and 2000, accumulated depreciation of $4,596 and $0 was written off, respectively.

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

NOTE 5 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                           MARCH 31,
                                  ---------------------------
                                     2002           2001
                                  -----------    -----------
Financing expenses                $ 2,941,939    $ 2,938,868
Less: Accumulated amortization     (1,655,647)    (1,480,402)
                                  -----------    -----------

                                  $ 1,286,292    $ 1,458,466
                                  ===========    ===========

Financing expenses are being amortized over the life of the related mortgages, ranging from 15 to 50 years, using a method approximating the interest method.

Amortization of deferred costs for the years ended March 31, 2002, 2001 and 2000 amounted to $175,245, $164,320 and $249,200, respectively.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000

NOTE 6 - Mortgage Notes Payable

At March 31, 2002 and 2001, mortgages payable, all of which are fixed rate and nonrecourse to the Local Partnerships, are summarized as follows:

                                                                 CARRYING AMOUNT AT
                    RANGE OF                                         MARCH 31,
NUMBER OF           INTEREST            RANGE OF            ----------------------------
MORTGAGES           RATES               MATURITIES             2002              2001
---------           -----               ----------          -----------      -----------
          4         0%                  2007-2016           $ 2,661,151      $ 2,383,151
         10         1%                  2015-2022            12,026,001       12,032,427
         14         3%-8.5%             2002-2042            15,568,156       16,123,219
         17         8.75%-9%            2007-2042            24,974,470       25,286,986
         13         9.24%-13.5%         2002-2042            12,833,449       13,196,109
                                                            -----------      -----------

                                                            $68,063,227      $69,021,892
                                                            ===========      ===========

Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents, leases and replacement reserves, and is without further recourse.

Annual principal payments required for each of the next five years are as follows:

FISCAL YEAR ENDING MARCH 31,                               AMOUNT
----------------------------                            ----------
2003                                                       928,807
2004                                                     1,031,828
2005                                                     1,101,234
2006                                                     1,225,525
2007                                                     1,301,848

On March 31, 2001, Eagle Ridge refinanced its outstanding mortgage payable of $1,564,692 to Wisconsin Housing and Economic Development Authority ("WHEDA"). The new note bears interest at 7.5% and requires monthly payments of $11,007 through April 1, 2016.

On December 31, 2001, Ogontz Hall consolidated its outstanding primary mortgage from Pennsylvania Housing Finance Agency ("PHFA") of $284,592 into the support mortgage from PHFA through the Housing Opportunities Make Economic Sense ("HOMES"). The new loan bears no interest and principal payments are to be made from any excess of revenues over expenses until maturity in March 2017.

On March 27, 2002, Pecan Creek refinanced its outstanding mortgage. The new mortgage in the amount of $1,025,800 is payable in monthly installments of $6,859, including principal and interest at the rate of 7.05% through March 27, 2032.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000

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

The General Partners and their affiliates and the Local General Partners and their affiliates perform services for the Partnership and the Local Partnerships, respectively. The costs incurred are as follows:

a)  Due to Local General Partners and Affiliates

At March 31, 2002 and 2001, a majority of the following fees were incurred in connection with the development of the property and have been included in the basis of the building.

Due to Local General Partners and affiliates at March 31, 2002 and 2001 consists of the following:

                                                            MARCH 31,
                                                   ------------------------------
                                                       2002              2001
                                                   ----------         -----------
Operating advances                                 $1,499,261         $1,299,582
Development fees                                    1,503,774          1,512,459
Due to contractor                                           0            114,620
Operating deficit loans (i)                           319,638            319,638
Management and other fees                             497,260            377,317
                                                   ----------         ----------

                                                   $3,819,933         $3,623,616
                                                   ==========         ==========

 (i)  Operating deficit loans consist of the following:

                                                            MARCH 31,
                                                   -----------------------------
                                                      2002                2001
                                                   --------             --------
Oxford Trace                                       $ 18,650             $ 18,650
Wilshire Park                                       191,775              191,775

These loans are unsecured, non-interest bearing and are payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.

                                                            MARCH 31,
                                                   -----------------------------
                                                      2002                2001
                                                   ---------            --------
Parkside Townhomes                                   $84,635             $84,635
Ogontz Hall                                           24,578              24,578

These loans are unsecured, non-interest bearing and are subordinate to the second mortgage.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000

b)  Other Expenses

The costs incurred to related parties for the years ended March 31, 2002, 2001 and 2000 were as follows:

                                                  YEAR ENDED MARCH 31,
                                        ----------------------------------------
                                            2002           2001           2000
                                        ----------     ----------     ----------
Partnership management fees (a)         $  676,000     $  676,000     $  676,000
Expense reimbursement (b)                  118,659        243,998        179,194
Local administrative fee (d)                53,000         53,000         52,500
                                        ----------     ----------     ----------
Total general and administrative-
  General Partners                         847,659        972,998        907,694
                                        ----------     ----------     ----------
Property management fees
  incurred to affiliates of the
  subsidiary partnerships'
  general partners (c)                     760,856        655,511        628,222
                                        ----------     ----------     ----------
Total general and administrative-
  related parties                       $1,608,515     $1,628,509     $1,535,916
                                        ==========     ==========     ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to General Partners amounting to approximately $4,856,000 and $4,180,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,051,546, $1,007,007 and $984,438 for the 2002, 2001 and 2000 Fiscal Years,
respectively. Of these fees, $760,856, $655,511 and $628,222 were incurred to affiliates of the subsidiary partnerships.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000


(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee of up to $2,500 from each Local Partnership.

NOTE 8 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------------------
                                                                               2001             2000             1999
                                                                           -----------      -----------      ------------
Financial statement

Net loss                                                                   $(3,751,170)     $(6,308,054)     $(4,734,764)

Difference resulting from parent company
   having a different fiscal year for
   income tax and financial reporting purposes                                 (56,796)         (35,552)          93,970

Difference between depreciation and
   amortization expense recorded for financial
   statement and income tax reporting purposes                                (657,137)      (1,367,593)        (556,945)

Loss on impairment                                                                   0        2,065,000          500,000

Tax-exempt interest income                                                         (86)          (1,276)          (3,892)

Other                                                                         (146,329)         257,222           93,810
                                                                           -----------      -----------      -----------

Net loss as shown on the Partnership's income tax returns                  $(4,611,518)     $(5,390,253)     $(4,607,821)
                                                                           ===========      ===========      ===========

NOTE 9 - Commitments and Contingencies

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 24% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000

United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be affected. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

NOTE 10 - Selected Quarterly Financial Data (Unaudited)

                                                          QUARTER ENDED
                         ------------------------------------------------------------------------------
                         JUNE 30, 2001       SEPTEMBER 30, 2001   DECEMBER 31, 2001      MARCH 31, 2002
                         -------------       ------------------   -----------------      --------------
Revenues:
Rental income              $ 3,375,890          $ 3,403,347          $ 3,378,093          $ 3,585,176
Other                          339,617              397,048              379,622              558,233
                           -----------          -----------          -----------          -----------
Total Revenue                3,715,507            3,800,395            3,757,715            4,143,409
                           -----------          -----------          -----------          -----------

Net Loss                   $(1,082,148)         $  (902,633)         $  (964,551)         $  (801,838)
                           ===========          ===========          ===========          ===========

Number of BACs
   outstanding                  72,896               72,896               72,896               72,896
                           ===========          ===========          ===========          ===========

Net loss - limited
   partners                $(1,071,327)         $  (893,606)         $  (954,906)         $  (793,819)
                           ===========          ===========          ===========          ===========


                                                      QUARTER ENDED
                          ---------------------------------------------------------------------------
                          JUNE 30, 2000     SEPTEMBER 30, 2000    DECEMBER 31, 2000    MARCH 31, 2001
                          -------------     ------------------    -----------------    --------------
Revenues:
Rental income             $ 3,328,209          $ 3,294,114          $ 3,311,051          $ 3,406,581
Other                         320,102              377,618              405,911              503,252
                          -----------          -----------          -----------          -----------
Total Revenue               3,648,311            3,671,732            3,716,962            3,909,833
                          -----------          -----------          -----------          -----------

Net Loss                  $(1,063,048)         $  (988,645)         $(1,034,002)         $(3,222,358)
                          ===========          ===========          ===========          ===========

Number of BACs
   Outstanding                 72,896               72,896               72,896               72,896
                          ===========          ===========          ===========          ===========

Net loss-limited
   partners               $(1,052,418)         $  (978,759)         $(1,023,662)         $(3,190,135)
                          ===========          ===========          ===========          ===========

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

Certain information concerning the directors and executive officers of each of the General Partners is set forth below.

Related Freedom Associates Inc., ("RFAI") is the sole general partner of Related Freedom Associates L.P.

NAME                                        POSITION
----                                        --------
Stephen M. Ross                             Director

Alan P. Hirmes                              President

Stuart J. Boesky                            Senior Vice President

Marc D. Schnitzer                           Vice President

Denise L. Kiley                             Vice President

Glenn F. Hopps                              Treasurer

Teresa Wicelinski                           Secretary

STEPHEN M. ROSS, 62, is President and a Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. ("Related"). He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Directors of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 47, has been a certified public accountant in New York since 1978. Prior to joining Related Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Related. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 46, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 41, is responsible both for financial restructurings of real estate properties and directing Related's acquisition of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 42, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Related-sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with PricewaterhouseCoopers. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 39, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 36, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

THE FREEDOM GENERAL PARTNER

NAME                                                  POSITION
----                                                  --------
Michael Brenner                                       Director

Alan P. Hirmes                                        President

Stuart J. Boesky                                      Executive Vice President

Marc D. Schnitzer                                     Vice President

Denise L. Kiley                                       Vice President

Glenn F. Hopps                                        Treasurer

Teresa Wicelinski                                     Secretary

MICHAEL BRENNER, 56, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of The Related Companies, L.P. ("TRCLP"). Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Directors of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

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

The General Partners and their affiliates perform services for the Partnership. The costs incurred are as follows:

a)  Due to Local General Partners and Affiliates

At March 31, 2002 and 2001, a majority of the following fees were incurred in connection with the development of the property and have been included in the basis of the building.

Due to local general partners and affiliates at March 31, 2002 and 2001 consists of the following:

                                       2002            2001
                                    ----------      ----------
Operating advances                  $1,499,261      $1,299,582
Development fees                     1,503,774       1,512,459
Due to contractor                            0         114,620
Operating deficit loans                319,638         319,638
Management and other fees              497,260         377,317
                                    ----------      ----------

                                    $3,819,933      $3,623,616
                                    ==========      ==========

b)  Other Expenses

The costs incurred to related parties for the years ended March 31, 2002, 2001 and 2000 were as follows:

                                                         YEAR ENDED MARCH 31,
                                              ------------------------------------------
                                                 2002             2001           2000
                                              ----------      ----------      ----------
Partnership management fees (a)               $  676,000      $  676,000      $  676,000
Expense reimbursement (b)                        118,659         243,998         179,194
Local administrative fee (d)                      53,000          53,000          52,500
                                              ----------      ----------      ----------
Total general and administrative-
  General Partners                               847,659         972,998         907,694
                                              ----------      ----------      ----------
Property management fees
  incurred to affiliates of the
  subsidiary partnerships'
  general partners (c)                           760,856         655,511         628,222
                                              ----------      ----------      ----------
Total general and administrative-
  related parties                             $1,608,515      $1,628,509      $1,535,916
                                              ==========      ==========      ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to General Partners amounting to approximately $4,856,000 and $4,180,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,051,546, $1,007,077 and $984,438 for the 2002, 2001 and 2000 Fiscal Years,
respectively. Of these fees $760,856, $655,511 and $628,222 were incurred to affiliates of the subsidiary partnerships.

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

(2) As set forth in schedule 13D filed by the Partnership, Lehigh Tax Credit L.L.C. (Lehigh) and Lehigh Tax Credit Partners, Inc. (the "Managing Member") on October 24, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated August 26, 1997 among the Partnership, Lehigh and Related Freedom Associates L.P. ("RFA") (the "Standstill Agreement"), Lehigh agreed that, prior to August 26, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates (including Lehigh Tax Credit Partners II, LLC ("Lehigh II")), not to (i) acquire, attempt to acquire or make a proposal to acquire, di-rectly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Securities and Exchange Commission (the "Commission")) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13(d)(3) of the Act) with respect to any voting securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh is entitled to vote its BACs as it determines with regard to any proposal (i) to remove RFA as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of RFA or its affiliates. The discussion herein of the Standstill Agreement is subject to and qualified in its entirety by reference to such agreement, a copy of which is attached hereto as an exhibit and incorporated herein by reference.

(3) As of May 22, 2002, Lehigh held 4,192.83 BACs and Lehigh II held 4,182.83 BACs which constitutes approximately 11.5% of the outstanding BACs owned.

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

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                                  SEQUENTIAL
                                                                                     PAGE
                                                                                  ----------
(a) 1.      Financial Statements

            Independent Auditors' Reports                                             18

            Consolidated Balance Sheets as of March 31, 2002 and 2001                 79

            Consolidated Statements of Operations for the years ended
            March 31, 2002, 2001 and 2000                                             80

            Consolidated Statements of Changes in Partners' Capital
            (Deficit) for the years ended March 31, 2002, 2001 and 2000               81

            Consolidated Statements of Cash Flows for the years ended
            March 31, 2002, 2001 and 2000                                             82

            Notes to Consolidated Financial Statements                                84

(a) 2.      FINANCIAL STATEMENT SCHEDULES

            Schedule I - Condensed Financial Information of Registrant               105

            Schedule III - Real Estate and Accumulated Depreciation                  108

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

                                                                                  SEQUENTIAL
                                                                                     PAGE
                                                                                  ----------
(10B)       Form of Purchase and Sale Agreement pertaining to the
            Partnership's acquisition of Local Partnership Interests,
            incorporated herein as an exhibit by reference to Exhibit
            (10C) to the Initial S-11

(10C) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships, incorporated herein as an exhibit by reference to Exhibit (10D) to Pre-Effective Amendment No. 1 to the Partnership's registration statement on Form S-11, File
            No. 33-30859, as filed with the Securities and Exchange
            Commission on December 21, 1989

(21)        Subsidiaries of the Registrant                                            102

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

Date:  June 25, 2002

                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes,
                                         President



                                 By: FREEDOM GP INC.
                                     a general partner

Date:  June 25, 2002

                                     By:  /s/ Alan P. Hirmes
                                          ------------------
                                          Alan. P. Hirmes,
                                          President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

     SIGNATURE                                        TITLE                                      DATE
-----------------------           -----------------------------------------------------       -------------
                                  President (Principal Executive and Financial Officer)
/s/ Alan P. Hirmes                of Related Freedom Associates, Inc.
------------------
Alan P. Hirmes                    and Freedom GP Inc.                                         June 25, 2002


                                  Treasurer (Principal Accounting Officer)
/s/ Glenn F. Hopps                of Related Freedom Associates, Inc.
------------------
Glenn F. Hopps                    and Freedom GP Inc.                                         June 25, 2002


                                  Director of Related
/s/ Stephen M. Ross               Freedom Associates, Inc.
-------------------
Stephen M. Ross                                                                               June 25, 2002

                          FREEDOM TAX CREDIT PLUS L.P.

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                             MARCH 31,
                                                   ----------------------------
                                                        2002           2001
                                                   -----------      -----------
Cash and cash equivalents                          $    21,177      $    38,850
Investment in subsidiary partnerships,
   carried on an equity basis                       15,246,156       18,089,411
                                                   -----------      -----------

Total assets                                       $15,267,333      $18,128,261
                                                   ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates              $ 5,609,252      $ 4,714,509
Accounts payable and other liabilities                  52,099           56,600
                                                   -----------      -----------

Total liabilities                                    5,661,351        4,771,109

Partners' capital                                    9,605,982       13,357,152
                                                   -----------      -----------

Total liabilities and partners' capital            $15,267,333      $18,128,261
                                                   ===========      ===========

                          FREEDOM TAX CREDIT PLUS L.P.

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED MARCH 31,
                                                       -----------------------------------------------
                                                            2002             2001               2000
                                                       -----------       -----------       -----------
Income

Other income                                           $    10,245       $       956       $     7,915
                                                       -----------       -----------       -----------

Expenses

Equity in losses of subsidiary partnerships              2,839,620         5,263,891         3,718,137
General and administrative                                  74,136            72,121           116,848
General and administrative-related parties                 847,659           972,998           907,694
                                                       -----------       -----------       -----------

Total Expenses                                           3,761,415         6,309,010         4,742,679
                                                       -----------       -----------       -----------

Net loss                                               $(3,751,170)      $(6,308,054)      $(4,734,764)
                                                       ===========       ===========       ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED MARCH 31,
                                                                  -----------------------------------------------
                                                                      2002              2001             2000
                                                                  -----------       -----------       -----------
Net loss                                                          $(3,751,170)      $(6,308,054)      $(4,734,764)
                                                                  -----------       -----------       -----------

Adjustments to reconcile net loss to net cash used in operating activities:

   Equity in losses of subsidiary partnerships                      2,839,620         5,263,891         3,718,137

   Write-off of organizational costs                                        0                 0            69,652

   Increase (decrease) in liabilities:

   Due to general partner and affiliates                              894,743           932,453           855,950
   Accounts payable and other liabilities                              (4,501)            8,089             2,203
                                                                  -----------       -----------       -----------

   Total adjustments                                                3,729,862         6,204,433         4,645,942
                                                                  -----------       -----------       -----------

Net cash used in operating activities                                 (21,308)         (103,621)          (88,822)
                                                                  -----------       -----------       -----------

Cash flows from investing activities:

Distributions from subsidiaries                                         3,635            26,797            24,406
                                                                  -----------       -----------       -----------

Net decrease in cash and cash equivalents                             (17,673)          (76,824)          (64,416)

Cash and cash equivalents, beginning of year                           38,850           115,674           180,090
                                                                  -----------       -----------       -----------

Cash and cash equivalents, end of year                            $    21,177       $    38,850       $   115,674
                                                                  ===========       ===========       ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2002


                                            INITIAL COST TO PARTNERSHIP     COST      PURCHASE PRICE
                                            --------------------------- CAPITALIZED   ADJUSTMENTS(B)
                                                         BUILDINGS AND  SUBSEQUENT TO  BUILDINGS AND
DESCRIPTION                  ENCUMBRANCES        LAND     IMPROVEMENTS   ACQUISITION    IMPROVEMENTS
-----------                  ------------   -----------  -------------  ------------- --------------
Properties:

Parkside Townhouses
  York, PA                   $  1,626,764  $    263,231  $  4,439,564   $     51,289   $          0
Twin Trees
  Layton, UT                    1,139,661       112,401     2,668,179        159,886        (47,642)
Bennion (Mulberry)
  Taylorsville, UT              2,170,223       258,000     4,934,447        597,337        (22,842)
Hunters Chase
  Madison, AL                   2,498,758       411,100     5,616,330     (1,523,295)      (713,028)
Bethel Park
  Bethel, OH                    1,913,390       141,320     5,365,882        340,502       (846,229)
Zebulon Park
  Owensville, OH                1,608,815       165,000     4,187,880        291,894       (542,936)
Tivoli Place
  Murphreesboro, TN             1,533,477       267,500     4,146,759        291,908       (207,625)
Northwood
  Jacksonville, FL              2,769,539       494,900     6,630,321        386,345       (294,886)
Oxford Trace
  Aiken, SC                       716,209       162,000     1,725,512       (630,117)      (161,049)
Wilshire
  Huntsville, AL                1,713,328       178,497     4,014,281       (890,102)      (432,405)
Ivanhoe
  Salt Lake City, UT              465,122        41,000     1,136,915         33,554              0
Washington Avenue
  Brooklyn, NY                          0        42,485     2,843,351         73,904              0
C.H. Development
  (Manhattan B)
  New York, NY                  1,555,937             3     3,294,688         46,902              0
Davidson Court
  Staten Island, NY                     0        96,892       773,052         37,064              0
Magnolia Mews
  Philadelphia, PA              1,680,087       200,000       668,007      2,341,180              0
Oaks Village
  Whiteville, NC                1,460,246        63,548     1,799,849        192,215              0
Greenfield Village
  Dunn, NC                      1,469,179        78,296     1,806,126        158,113              0
Morris Avenue
  (CLM Equities)
  Bronx, NY                     2,397,993             2     4,767,049        304,306              0
Victoria Manor
  Riverside, CA                 2,426,598       615,000     5,340,962       (153,198)             0


                                      GROSS AMOUNT AT WHICH                                                       LIFE ON WHICH
                                     CARRIED AT CLOSE OF PERIOD                                                   DEPRECIATION IN
                             ---------------------------------------                     YEAR OF                  LATEST INCOME
                                           BUILDINGS AND                ACCUMULATED    CONSTRUCTION/    DATE      STATEMENTS ARE
DESCRIPTION                        LAND     IMPROVEMENTS    TOTAL(A)    DEPRECIATION    RENOVATION    ACQUIRED    COMPUTED(C)(D)
-----------                  ------------  --------------   --------    ------------   -------------  --------    ---------------
Properties:

Parkside Townhouses
  York, PA                   $    265,796   $ 4,488,288    $4,754,084  $  1,833,866          1989    Sept. 1990          27.5
Twin Trees
  Layton, UT                      115,125     2,777,699     2,892,824     1,243,653          1989     Oct. 1990          27.5
Bennion (Mulberry)
  Taylorsville, UT                260,565     5,506,377     5,766,942     2,515,520          1989     Oct. 1990          27.5
Hunters Chase
  Madison, AL                     413,665     3,377,442     3,791,107     2,322,008          1989     Oct. 1990          27.5
Bethel Park
  Bethel, OH                      143,885     4,857,590     5,001,475     2,336,936          1989     Oct. 1990          27.5
Zebulon Park
  Owensville, OH                  167,565     3,934,273     4,101,838     1,829,416          1989     Oct. 1990          27.5
Tivoli Place
  Murphreesboro, TN               270,065     4,228,477     4,498,542     1,920,927          1989     Oct. 1990          27.5
Northwood
  Jacksonville, FL                497,465     6,719,215     7,216,680     3,048,938          1989     Oct. 1990          27.5
Oxford Trace
  Aiken, SC                       164,564       931,782     1,096,346       741,137          1989     Oct. 1990          27.5
Wilshire
  Huntsville, AL                  181,060     2,689,211     2,870,271     1,539,684          1989     Oct. 1990          27.5
Ivanhoe
  Salt Lake City, UT               42,677     1,168,792     1,211,469       434,313          1991     Jan. 1991          27.5
Washington Avenue
  Brooklyn, NY                     44,162     2,915,578     2,959,740     1,029,379          1991     Jan. 1991          27.5
C.H. Development
  (Manhattan B)
  New York, NY                      1,680     3,339,913     3,341,593     1,544,401          1991     Jan. 1991          27.5
Davidson Court
  Staten Island, NY                98,569       808,439       907,008       277,216          1991     Mar. 1991          27.5
Magnolia Mews
  Philadelphia, PA                201,677     3,007,510     3,209,187     1,083,203          1991     Mar. 1991          27.5
Oaks Village
  Whiteville, NC                   65,225     1,990,387     2,055,612       803,619          1991     Mar. 1991          27.5
Greenfield Village
  Dunn, NC                         79,973     1,962,562     2,042,535       787,500          1991     Mar. 1991         127.5
Morris Avenue
  (CLM Equities)
  Bronx, NY                         1,679     5,069,678     5,071,357     1,938,158          1991     Apr. 1991          27.5
Victoria Manor
  Riverside, CA                   616,677     5,186,087     5,802,764     2,001,541          1991     Apr. 1991          27.5

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2002


                                            INITIAL COST TO PARTNERSHIP     COST      PURCHASE PRICE
                                            --------------------------- CAPITALIZED   ADJUSTMENTS(B)
                                                         BUILDINGS AND  SUBSEQUENT TO  BUILDINGS AND
DESCRIPTION                  ENCUMBRANCES        LAND     IMPROVEMENTS   ACQUISITION    IMPROVEMENTS
-----------                  ------------   -----------  -------------  ------------- --------------
Ogontz Hallz
  Philadelphia, PA              1,961,562             0       328,846      3,339,876              0
Eagle Ridge
  Stoughton, WI                 1,564,692       321,594     2,627,385         76,706              0
Nelson Anderson
  Bronx, NY                     3,537,113             2     6,524,096         66,467              0
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY               2,852,201        20,000     5,407,108         96,415              0
Wilson Street Apts
  (Middletown)
  Middletown, PA                1,673,496        38,449             0      3,398,281              0
Lauderdale Lakes
  Lauderdale Lakes, FL          4,937,364       873,973     3,976,744      5,513,880              0
Flipper Temple
  Atlanta, GA                   2,549,050        70,519     4,907,110        699,720              0
220 Cooper Street
  Camden, NJ                      971,375        41,000             0      3,662,349              0
Vendome
  Brooklyn, NY                  2,621,002        12,000     4,867,584        220,536              0
Pecan Creek
  Tulsa, OK                       999,867        50,000     1,484,923        168,852              0
New Augusta Ltd.
  (Rainer Villas)87,776
  New Augusta, AL                 711,895        15,000       939,681         87,776              0
Pine Shadow Apts
  Waveland, MS                  1,628,865        74,550     2,117,989        158,826              0
Windsor Place Apts
  Wedowee, AL                     759,720        40,000       904,888         47,249              0
Brookwood Apts
  Foley, AL                     1,258,598        68,675     1,517,190         62,168              0
Heflin Hills Apts
  Heflin, AL                      737,693        50,000       841,300         44,171              0
Shadowood Apts
  Stevenson, AL                   741,165        27,000       898,800          6,568              0
Brittany Associates
  DeKalb, MS                      683,610        20,000       843,592         22,329              0
Hidden Valley Apts
  Brewton, AL                   1,243,891        68,000     1,637,840         63,973              0
Westbrook Square L.P.
  Carthage, MS                  1,020,244        40,000     1,254,957         21,429              0
Warsaw Elderly Housing Ltd.
  Warsaw, KY                    1,131,080        98,819     1,333,606          6,247              0
West Hill Square Apts. Ltd.
  Gordo, AL                       764,345        60,000       954,020         22,637              0


                                      GROSS AMOUNT AT WHICH                                                       LIFE ON WHICH
                                     CARRIED AT CLOSE OF PERIOD                                                   DEPRECIATION IN
                             ---------------------------------------                     YEAR OF                  LATEST INCOME
                                           BUILDINGS AND                ACCUMULATED    CONSTRUCTION/    DATE      STATEMENTS ARE
DESCRIPTION                        LAND     IMPROVEMENTS    TOTAL(A)    DEPRECIATION    RENOVATION    ACQUIRED    COMPUTED(C)(D)
-----------                  ------------  --------------   --------    ------------   -------------  --------    ---------------
Ogontz Hallz
  Philadelphia, PA                  1,677     3,667,045     3,668,722     1,318,415          1990     Apr. 1991          27.5
Eagle Ridge
  Stoughton, WI                   323,271     2,702,414     3,025,685     1,342,471          1991      May 1991          27.5
Nelson Anderson
  Bronx, NY                         1,679     6,588,886     6,590,565     2,453,394          1991     June 1991          27.5
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY                  21,677     5,501,846     5,523,523     2,119,642          1991    Sept. 1991          27.5
Wilson Street Apts
  (Middletown)
  Middletown, PA                   40,126     3,396,604     3,436,730     1,203,393          1991    Sept. 1991          27.5
Lauderdale Lakes
  Lauderdale Lakes, FL            875,668     9,488,929    10,364,597     2,484,220          1991     Oct. 1991            40
Flipper Temple
  Atlanta, GA                      72,196     5,605,153     5,677,349     1,894,720          1991     Oct. 1991          27.5
220 Cooper Street
  Camden, NJ                       42,677     3,660,672     3,703,349     1,358,661          1991     Dec. 1991          27.5
Vendome
  Brooklyn, NY                     13,677     5,086,443     5,100,120     2,465,176          1991     Dec. 1991            20
Pecan Creek
  Tulsa, OK                        50,161     1,653,614     1,703,775       514,878          1991     Dec. 1991          27.5
New Augusta Ltd.
  (Rainer Villas)87,776
  New Augusta, AL                  15,161     1,027,296     1,042,457       286,958          1991     Dec. 1991          27.5
Pine Shadow Apts
  Waveland, MS                     74,711     2,276,654     2,351,365       786,724          1991     Dec. 1991          27.5
Windsor Place Apts
  Wedowee, AL                      40,161       951,976       992,137       270,338          1991     Dec. 1991          27.5
Brookwood Apts
  Foley, AL                        68,836     1,579,197     1,648,033       468,272          1991     Dec. 1991          27.5
Heflin Hills Apts
  Heflin, AL                       50,161       885,310       935,471       269,399          1991     Dec. 1991          27.5
Shadowood Apts
  Stevenson, AL                    27,161       905,207       932,368       268,591          1991     Dec. 1991          27.5
Brittany Associates
  DeKalb, MS                       20,161       865,760       885,921       257,015          1990     Dec. 1991          27.5
Hidden Valley Apts
  Brewton, AL                      68,161     1,701,652     1,769,813       504,395          1991     Dec. 1991          27.5
Westbrook Square L.P.
  Carthage, MS                     40,161     1,276,225     1,316,386       377,333          1990     Dec. 1991          27.5
Warsaw Elderly Housing Ltd.
  Warsaw, KY                       98,980     1,339,692     1,438,672       370,129          1991     Dec. 1991          27.5
West Hill Square Apts. Ltd.
  Gordo, AL                        60,161       976,496     1,036,657       281,872          1991     Dec. 1991          27.5

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2002

                                            INITIAL COST TO PARTNERSHIP     COST      PURCHASE PRICE
                                            --------------------------- CAPITALIZED   ADJUSTMENTS(B)
                                                         BUILDINGS AND  SUBSEQUENT TO  BUILDINGS AND
DESCRIPTION                  ENCUMBRANCES        LAND     IMPROVEMENTS   ACQUISITION    IMPROVEMENTS
-----------                  ------------   -----------  -------------  ------------- --------------
Elmwood Assoc
  Picayune, MS                    704,365        81,500       829,183         19,671              0
Harmony Gate Assoc
  Los Angeles, CA               3,864,708             0     9,757,807         27,490              0
                             -----------------------------------------------------------------------
                              $68,063,227    $5,662,256  $120,113,803    $19,943,303    $(3,268,642)
                             =======================================================================


                                   GROSS AMOUNT AT WHICH                                                       LIFE ON WHICH
                                  CARRIED AT CLOSE OF PERIOD                                                   DEPRECIATION IN
                            -------------------------------------                     YEAR OF                  LATEST INCOME
                                        BUILDINGS AND                ACCUMULATED    CONSTRUCTION/    DATE      STATEMENTS ARE
DESCRIPTION                     LAND     IMPROVEMENTS    TOTAL(A)    DEPRECIATION    RENOVATION    ACQUIRED    COMPUTED(C)(D)
-----------                 ----------  --------------   --------    ------------   -------------  --------    ---------------
Elmwood Assoc
  Picayune, MS                  81,661       848,693       930,354       234,444          1991     Dec. 1991          27.5
Harmony Gate Assoc
  Los Angeles, CA                  161     9,785,136     9,785,297     3,416,298          1992     Jan. 1992          27.5
                            ----------------------------------------------------
                            $5,720,520  $136,730,200  $142,450,720   $54,178,153
                            ====================================================

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


                                        COST OF PROPERTY AND EQUIPMENT                      ACCUMULATED DEPRECIATION
                                ---------------------------------------------      --------------------------------------------
                                                                     YEAR ENDED MARCH 31,
                                -----------------------------------------------------------------------------------------------
                                     2002            2000             1999             2002            2000             1999
                                ------------    ------------     ------------      -----------     -----------      -----------
Balance at beginning of year    $141,678,599    $142,977,169     $142,723,550      $49,344,006     $44,409,197      $39,508,462
Additions during year:
Improvements                         772,121         772,704          758,517
Dispositions                               0          (6,274)          (4,898)               0          (4,596)          (4,898)
Depreciation expense                                                                 4,834,147       4,939,405        4,905,633
Loss on impairment of asset                0      (2,065,000)        (500,000)
                                ------------    ------------     ------------      -----------     -----------      -----------

Balance at close of year        $142,450,720    $141,678,599     $142,977,169      $54,178,153     $49,344,006      $44,409,197
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