Form 10-Q
period 2002-06-30
FREEDOM TAX CREDIT PLUS LP
filed 2002-08-13
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


    X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
 ------ EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

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
                                   (Unaudited)

                                                   ===========      ===========
                                                     June 30,         March 31,
                                                       2002             2002
                                                   -----------      -----------
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $55,392,956 and $54,178,153,
  respectively)                                    $87,182,859      $88,272,567
Cash and cash equivalents                            2,204,395        1,833,843
Investment in marketable securities                    106,732          109,005
Cash held in escrow                                  4,579,041        4,671,259
Deferred costs (net of accumulated
  amortization of $1,705,918
  and $1,655,647, respectively)                      1,236,021        1,286,292
Other assets                                         1,231,257        1,002,139
                                                   -----------      -----------

Total Assets                                       $96,540,305      $97,175,105
                                                   ===========      ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                   ===========      ===========
                                                     June 30,         March 31,
                                                       2002             2002
                                                   -----------      -----------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $67,833,543      $68,063,227
  Accounts payable and other
   liabilities                                       2,123,788        1,649,957
  Due to local general partners and
   affiliates                                        3,742,942        3,819,933
  Due to general partners and
   affiliates (Note 2)                               6,289,297        6,020,763
                                                   -----------      -----------

Total Liabilities                                   79,989,570       79,553,880
                                                   -----------      -----------

Minority interests                                   7,990,244        8,015,243
                                                   -----------      -----------

Partners' Capital (Deficit):
  Limited partners (72,896 BACs
   issued and outstanding)                           9,153,679       10,186,465
  General partners                                    (595,060)        (584,628)
  Accumulated other comprehensive
   income:
  Unrealized gain on marketable
   securities                                            1,872            4,145
                                                   -----------      -----------

Total Partners' Capital (Deficit)                    8,560,491        9,605,982
                                                   -----------      -----------

Total Liabilities and Partners'
  Capital (Deficit)                                $96,540,305      $97,175,105
                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2002              2001
                                                   ----------------------------

Revenues
Rental income                                      $ 3,510,661      $ 3,375,890
Other                                                  290,513          339,617
                                                   -----------      -----------

Total revenues                                       3,801,174        3,715,507
                                                   -----------      -----------

Expenses
General and administrative                             713,346          742,729
General and administrative-
  related parties (Note 2)                             428,139          366,433
Operating and other                                    357,771          400,979
Repairs and Maintenance                                572,343          502,284
Real estate taxes                                      251,172          251,486
Insurance                                              125,204          105,836
Financial                                            1,142,157        1,154,474
Depreciation and amortization                        1,265,074        1,285,523
                                                   -----------      -----------

Total expenses                                       4,855,206        4,809,744
                                                   -----------      -----------

Loss before minority interest                       (1,054,032)      (1,094,237)

Minority interest in loss of subsidiaries               10,814           12,089
                                                   -----------      -----------

Net loss                                           $(1,043,218)     $(1,082,148)
                                                   ===========      ===========

Net loss - limited partners                        $(1,032,786)     $(1,071,327)
                                                   ===========      ===========

Number of BACs outstanding                              72,896           72,896
                                                   ===========      ===========

Net loss per BAC                                   $    (14.17)     $    (14.70)
                                                   ===========      ===========


          See Accompanying Notes to Consolidated Financial Statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                        Accumulated
                                                                                           Other
                                                            Limited      General       Comprehensive    Comprehensive
                                               Total        Partners     Partners      Income (loss)        Loss
                                            -----------   -----------   -----------    -------------    -------------
Partners' capital (deficit) April 1, 2002   $ 9,605,982   $10,186,465   $  (584,628)   $       4,145

Comprehensive Loss:
Net loss - Three months ended
  June 30, 2002                              (1,043,218)   (1,032,786)      (10,432)                    $  (1,043,218)

Net unrealized loss on marketable
  securities                                     (2,273)            0             0           (2,273)          (2,273)
                                            -----------   -----------   -----------    -------------    -------------

Total Comprehensive Loss                                                                                $  (1,045,491)
                                                                                                        =============
Partners' capital (deficit)
  June 30, 2002                             $ 8,560,491   $  9,153,679  $  (595,060)   $       1,872
                                            ===========   ===========   ===========    =============


          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2002              2001
                                                   ----------------------------


Cash flows from operating activities:

Net loss                                           $(1,043,218)     $(1,082,148)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization                        1,265,074        1,285,523
Minority interest in loss of
  subsidiaries                                         (10,814)         (12,089)
Increase in other assets                              (229,118)         (96,139)
Increase in accounts payable
  and other liabilities                                473,831           30,233
Decrease (increase) in cash held
  in escrow                                             92,218          (18,533)
Increase in due to general partners
  and affiliates                                       268,534          295,353
Increase in due to local general
  partners and affiliates                               11,585            7,469
Decrease in due to local general
  partners and affiliates                              (88,576)        (216,338)
                                                   -----------      -----------

Net cash provided by
  operating activities                                 739,516          193,331
                                                   -----------      -----------

Cash flows from investing activities:

Acquisition of property and
  equipment                                           (125,095)         (68,834)
                                                   -----------      -----------


                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2002              2001
                                                   ----------------------------

Cash flows from financing activities:

Repayments of mortgage notes                          (229,684)        (214,278)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                    (14,185)          (7,577)
                                                   -----------      -----------

Net cash used in financing
  activities                                          (243,869)        (221,855)
                                                   -----------      -----------

Net increase (decrease) in cash
  and cash equivalents                                 370,552          (97,358)

Cash and cash equivalents at
  beginning of period                                1,833,843        1,671,096
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 2,204,395      $ 1,573,738
                                                   ===========      ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest               $   942,760      $ 1,005,688
                                                   ===========      ===========


          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

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

Losses attributable to minority interests aggregated approximately $11,000 and $12,000 for the three months ended June 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2002 and the results of operations and its cash flows for the three months ended June 30, 2002 and 2001. However, the operating results and cash flows for the three months ended June 30, 2002 may not be indicative of the results for the year.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.


Note 2 - Related Party Transactions

The costs incurred to related parties for the three months ended June 30, 2002 and 2001 were as follows:

                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2002              2001
                                                   ----------------------------


Partnership management fees (a)                    $   169,000      $   169,000
Expense reimbursement (b)                               52,866           26,250
Local administrative fee (c)                            13,000           13,000
                                                   -----------      -----------

Total general and administrative-
  General Partners                                     234,866          208,250
                                                    ----------      -----------
Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners (d)                                 193,273          158,183
                                                   -----------      -----------
Total general and administrative-
  related parties                                  $   428,139      $   366,433
                                                   ===========      ===========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $5,025,000 and $4,856,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $257,142 and $248,474 for the three months ended June 30, 2002 and 2001, respectively. Of these fees $193,273 and $158,183, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three months ended June 30, 2002 and 2001, respectively.

Impact of New Accounting Standards
----------------------------------

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment of disposal of long-lived

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains the fundamental provisions of that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard as of April 1, 2002 did not have any impact on the Partnership's consolidated financial position or results of operations.

Accounting Standards Issued but not yet Adopted
-----------------------------------------------

The Financial Accounting Standard Board issued SFAS No. SFAS No. 145 "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" in April 2002 and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 145 and 146 are effective for fiscal years beginning after May 15, 2002 and December 31, 2002, respectively. The adoption of these standards is not expected to have any impact on the Partnership's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the quarter ended June 30, 2002, net cash flow from property operations, working capital, interest earned on working capital and distributions received from the Local Partnerships represents the primary source of liquidity to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. Our net cash flow from property operations is dependent upon the occupancy level of our properties, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from property operations. Such changes, in turn, would adversely affect our ability to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. In addition, a material adverse change in our net cash flow from operations may affect the financial performance covenants under our mortgage notes within each Local Partnership. If we fail to meet any of our financial performance covenants, our mortgage notes may become due and in default, or the interest charged on refinancing the notes may increase. Either of these circumstances could adversely affect our ability to fund working capital and revenue enhancing tenant improvements, and unanticipated cash needs.

Working capital of approximately $18,000 (unconsolidated) remains as of June 30, 2002. It is used to pay operating expenses of the Partnership, including Partnership management fees payable to the General Partners and advances to Local Partnerships if warranted. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

During the three months ended June 30, 2002 and 2001, the distributions received from the Local Partnerships approximated $12,000 and $1,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $5,025,000 and $4,856,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002, respectively. Without the General Partners continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

During the three months ended June 30, 2002, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships increased approximately $371,000 due to cash provided by operating activities ($740,000) which exceeded acquisitions of property and equipment ($125,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($14,000) and repayments of mortgage notes ($230,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization $1,265,000.

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

Contractual Obligations
-----------------------

As of June 30, 2002, we were subject to the following contractual payment obligations:

                                        Payments Due by Period
                -------------------------------------------------------------------
                                 Current
Contractual                       fiscal                     After
obligations        Total           year      1-3 years     4-5years       5 years
                -----------     ---------   -----------   -----------   -----------
Mortgage
notes payable   $67,833,543   $   699,123   $ 2,133,062   $ 2,527,373   $62,473,985


Each Local Partnership's mortgage note payable is collateralized by the land and buildings of the respective Local Partnership, the assignment of certain Local Partnership's rents, leases and replacement reserves and is without further recourse.

Commitments and Contingencies
-----------------------------

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

Related Party Transactions and Transactions with General Partners and Affiliates
--------------------------------------------------------------------------------

The Local General Partners may from time to time advance the Local Partnerships money to fund certain property costs. These advances are to be repaid to the Local General Partners without interest from available surplus cash of the respective Local Partnership, or at the time of sale or refinancing. Unpaid balance amounted to $3,742,942 and $3,819,933 at June 30, 2002 and March 31, 2002, respectively, and is recorded as due to Local General Partners and affiliates on the consolidated balance sheets.

Certain costs are also incurred by the Partnership payable to affiliates. The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Partnership management fee amounted to $169,000 for each of the quarters ended June 30, 2002 and 2001. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the

Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash flow). Partnership management fees owed to General Partners amounting to approximately $5,025,000 and $4,856,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

Furthermore, the Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provision of the Partnership Agreement and could fluctuate from year to year depending upon the level of activities and transactions for the year. Services performed by these affiliates include monitoring of partnership assets, site visits and evaluations of local partnership performance. Amount of reimbursement amounted to approximately $53,000 and $119,000 at June 30, 2002 and March 31, 2002, respectively.

Results of Operations
---------------------

The results of operations for the three months ended June 30, 2002 continues to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 4% for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to rental rate increases.

Other income decreased approximately $49,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to an underaccrual of escrow interest at one Local Partnership in 2001.

General and administrative-related parties expenses increased approximately $62,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to an increase in expenses reimbursements due to the General Partner for asset monitoring and overhead and an increase in property management fees incurred to affiliates of the subsidiary partnership's general partners.

Operating and other expenses decreased approximately $43,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to a decrease in water and sewer usage at one Local Partnership and a decrease in fuel costs and usage at a second and third Local Partnership.

Repairs and maintenance expenses increased approximately $70,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to an insurance reimbursement for fire damages at one Local Partnership in 2001 and an increase in ground maintenance at two other Local Partnerships in 2002.

Insurance expenses increased approximately $19,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to an increase in insurance premiums at the Local Partnerships.


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

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          99.1Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                  (Registrant)

                              By: RELATED FREEDOM ASSOCIATES L.P.,
                                  a General Partner

                              By: RELATED FREEDOM ASSOCIATES INC.,
                                  General Partner

Date:  August 9, 2002

                                  By:/s/ Alan P. Hirmes

                                     ------------------------------
                                     Alan P. Hirmes, President
                                     (Principal Executive and
                                     Financial Officer)

Date:  August 9, 2002

                                  By:/s/ Glenn F. Hopps

                                     ------------------------------
                                     Glenn F. Hopps, Treasurer
                                     (Principal Accounting Officer)

                              and

                              By: FREEDOM GP INC.,
                                  a General Partner

Date:  August 9, 2002

                                  By:/s/ Alan P. Hirmes

                                     ------------------------------
                                     Alan P. Hirmes, President
                                     (Principal Executive and
                                     Financial Officer)

Date:  August 9, 2002

                                  By:/s/ Glenn F. Hopps

                                     ------------------------------
                                     Glenn F. Hopps, Treasurer
                                     (Principal Accounting Officer)

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Freedom Associates L.P. and Freedom GP INC., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


/s/ Alan P. Hirmes


Alan P. Hirmes
Chief Executive Officer and Chief Financial Officer
August 9, 2002