Form 10-Q
period 2002-09-30
FREEDOM TAX CREDIT PLUS LP
filed 2002-11-05
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
------
       EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

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
                           CONSOLIDATED BALANCE SHEETS



                                              ==============      =============
                                               September 30,         March 31,
                                                   2002                2002
                                              --------------      -------------
                                                 (Unaudited)
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $56,608,050 and $54,178,153,
  respectively)                                  $86,067,594        $88,272,567
Cash and cash equivalents                          2,166,212          1,833,843
Investment in marketable securities                   80,918            109,005
Cash held in escrow                                4,956,103          4,671,259
Deferred costs (net of accumulated
  amortization of $1,749,005
  and $1,655,647, respectively)                    1,192,934          1,286,292
Other assets                                       1,191,279          1,002,139
                                                 -----------        -----------

Total Assets                                     $95,655,040        $97,175,105
                                                 ===========        ===========


                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                              ==============      =============
                                               September 30,         March 31,
                                                   2002                2002
                                              --------------      -------------
                                                 (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                           $67,638,688        $68,063,227
  Accounts payable and other
liabilities                                        2,392,164          1,649,957
  Due to local general partners and
 affiliates                                        3,558,323          3,819,933
Due to general partners and
 affiliates (Note 2)                               6,503,386          6,020,763
                                                 -----------        -----------

Total Liabilities                                 80,092,561         79,553,880
                                                 -----------        -----------

Minority interests                                 7,984,445          8,015,243
                                                 -----------        -----------

Partners' Capital (Deficit):
  Limited partners (72,896 BACs
 issued and outstanding)                           8,206,603         10,186,465
General partners                                    (604,627)          (584,628)
  Accumulated other comprehensive
   income:
  Unrealized (gain) loss on marketable
securities                                           (23,942)             4,145
                                                 -----------        -----------

Total Partners' Capital (Deficit)                  7,578,034          9,605,982
                                                 -----------        -----------

Total Liabilities and Partners'
Capital (Deficit)                                $95,655,040        $97,175,105
                                                 ===========        ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                            =======================    ========================
                              Three Months Ended           Six Months Ended
                                September 30,                 September 30,
                            -----------------------    ------------------------
                               2002         2001          2002          2001
                            -----------------------    ------------------------

Revenues
Rental income               $3,561,670   $3,403,347    $ 7,072,331  $ 6,779,237
Other                          387,619      397,048        678,132      736,665
                            ----------   ----------    -----------  -----------

Total revenues               3,949,289    3,800,395      7,750,463    7,515,902
                            ----------   ----------    -----------  -----------

Expenses
General and
administrative                 671,036      642,837      1,384,382    1,385,566
General and
  administrative-
  related parties
  (Note 2)                     407,916      363,663        836,055      730,096
Operating and
  other                        382,072      363,972        739,843      764,951
Repairs and
  maintenance                  657,321      496,106      1,229,664      998,390
Real estate taxes              240,264      248,857        491,436      500,343
Insurance                      132,743      114,387        257,947      220,223
Financial                    1,165,618    1,196,755      2,307,775    2,351,229
Depreciation and
  amortization               1,258,181    1,285,674      2,523,255    2,571,197
                            ----------   ----------    -----------  -----------

Total expenses               4,915,151    4,712,251      9,770,357    9,521,995
                            ----------   ----------    -----------  -----------

Loss before
  minority interest           (965,862)    (911,856)    (2,019,894)  (2,006,093)

Minority interest
  in loss of
  subsidiary
partnerships                     9,219        9,223         20,033       21,312
                            ----------   ----------    -----------  -----------

Net loss                    $ (956,643)  $ (902,633)   $(1,999,861) $(1,984,781)
                            ==========   ==========    ===========  ===========

Net loss - limited
  partners                  $ (947,076)  $ (893,606)   $(1,979,862) $(1,964,933)
                            ==========   ==========    ===========  ===========

Number of BACs
  outstanding                   72,896       72,896         72,896       72,896
                            ==========   ==========    ===========  ===========

Net loss per BAC            $   (12.99)  $   (12.26)   $    (27.16) $    (26.96)
                            ==========   ==========    ===========  ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                                     Accumulated
                                                                                                        Other
                                                                  Limited            General        Comprehensive      Comprehensive
                                                  Total           Partners           Partners       Income (loss)          Loss
                                               -----------       -----------       -----------      -------------      -------------



Partners' capital (deficit) April 1, 2002      $ 9,605,982       $10,186,465       $  (584,628)      $     4,145

Comprehensive Loss:
Net loss - Six months ended
September 30, 2002                              (1,999,861)       (1,979,862)          (19,999)                         $(1,999,861)

Net unrealized loss on marketable
  securities                                       (28,087)                0                 0           (28,087)           (28,087)
                                               -----------       -----------       -----------       -----------        -----------

Total Comprehensive Loss                                                                                                $(2,027,948)
                                                                                                                        ===========
Partners' capital (deficit)
  September 30, 2002                           $ 7,578,034       $ 8,206,603       $  (604,627)      $   (23,942)
                                               ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   =============================
                                                         Six Months Ended
                                                           September 30,
                                                   -----------------------------
                                                      2002              2001
                                                   -----------------------------
Cash flows from operating activities:

Net loss                                           $(1,999,861)     $(1,984,781)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization                        2,523,255        2,571,197
Minority interest in loss of
  subsidiaries                                         (20,033)         (21,312)
Increase in cash held
  in escrow                                           (284,844)        (255,459)
Increase in other assets                              (189,140)        (123,194)
Increase in accounts payable
  and other liabilities                                742,207          566,734
Increase in due to general partners
  and affiliates                                       482,623          474,769
Increase in due to local general
  partners and affiliates                               58,917           55,017
Decrease in due to local general
  partners and affiliates                             (320,527)        (168,770)
                                                   -----------      -----------

Net cash provided by
  operating activities                                 992,597        1,114,201
                                                   -----------      -----------

Cash flows from investing activities:

Acquisition of property and
  equipment                                           (224,924)        (422,130)
                                                   -----------      -----------

Net cash used in investing
  activities                                          (224,924)        (422,130)
                                                   -----------      -----------

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                                   =============================
                                                         Six Months Ended
                                                           September 30,
                                                   -----------------------------
                                                      2002              2001
                                                   -----------------------------
Cash flows from financing activities:

Repayments of mortgage notes                          (424,539)        (405,712)
Decrease in capitalization of
  consolidated subsidiaries and
  distributions attributable to
  minority interest                                    (10,765)         (20,297)
                                                   -----------      -----------

Net cash used in financing
  activities                                          (435,304)        (426,009)
                                                   -----------      -----------

Net increase in cash and cash
  equivalents                                          332,369          266,062

Cash and cash equivalents at
  beginning of period                                1,833,843        1,671,096
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 2,166,212      $ 1,937,158
                                                   ===========      ===========

Supplemental disclosure of cash
  flow information:
Cash paid during period for interest               $ 2,079,207      $ 2,159,373
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

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

The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $9,000, $9,000, $20,000 and $21,000 for the three and six months ended September 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2002, the results of operations for the three and six months ended September 30, 2002 and 2001 and cash flows for the six months ended September 30, 2002 and 2001. However, the operating results and cash flows for the six months ended September 30, 2002 may not be indicative of the results for the year.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

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


Note 2 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 30, 2002 and 2001 were as follows:


                                  Three Months Ended         Six Months Ended
                                      September 30,             September 30,
                                 ---------------------     ---------------------
                                   2002         2001         2002         2001
                                 ---------------------     ---------------------
Partnership manage-
  ment fees (a)                  $169,000     $169,000     $338,000     $338,000
Expense reimburse-
  ment (b)                         34,464       19,679       87,330       45,929
Local administra-
  tive fee (c)                     14,000       14,000       27,000       27,000
                                 --------     --------     --------     --------

Total general and
  administrative-
  General Partners                217,464      202,679      452,330      410,929
                                 --------     --------     --------     --------
Property manage-
  ment fees
  incurred to
  affiliates of
  the subsidiary
  partnerships'
  general
  partners (d)                    190,452      160,984      383,725      319,167
                                 --------     --------     --------     --------
Total general and
  administrative-
  related parties                $407,916     $363,663     $836,055     $730,096
                                 ========     ========     ========     ========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $5,194,000 and $4,856,000 were accrued and unpaid as of September 30, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $253,677, $248,853, $510,819 and $497,327 for the three and six months ended
September 30, 2002 and 2001,  respectively.  Of these fees, $190,452,  $160,984,

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

$383,725 and $319,167, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three and six months ended September 30, 2002 and 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the quarter ended September 30, 2002, net cash flow from property operations, working capital and interest earned on working capital represents the primary source of liquidity to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. The net cash flow from property operations is dependent upon the occupancy level of the properties owned by the Local Partnerships, the collectibility of rent from tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect the net cash flow from property operations. Such changes, in turn, would adversely affect the Local Partnerships' ability to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. In addition, a material adverse change in the net cash flow from operations may affect the financial performance covenants under the mortgage notes within each Local Partnership. If the Local Partnerships fail to meet any of these financial performance covenants, these properties' mortgage notes may become due and in default, or the interest charged on refinancing the notes may increase. Either of these circumstances could adversely affect the Local Partnerships' ability to fund working capital and revenue enhancing tenant improvements, and unanticipated cash needs.

As of September 30, 2002, there was approximately $20,000 in working capital reserves available to fund Partnership level expenses, including Partnership management fees payable to the General Partners and advances to Local Partnerships if warranted. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

During the six months ended September 30, 2002, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships increased approximately $332,000 due to cash provided by operating activities ($993,000) which exceeded acquisitions of property and equipment ($225,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($11,000) and repayments of mortgage notes ($425,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $2,523,000.

The Partnership's most critical accounting policy relates to the evaluation of the fair value of real estate. Each Local Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, estimates are used when accounting for the allowance for doubtful accounts and contingent liabilities, among others. These estimates are susceptible to change and actual results could differ from these estimates. The affects of changes in these estimates are recognized in the period they are determined.

Commitments and Contingencies
-----------------------------

The Partnership is subject to risks incidental to potential losses arising from the management and ownership of improved real estate by the Local Partnerships in which it invests. The Partnership can also be affected by poor economic conditions. However, no more than 24% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in Local Partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

The Partnership has fully invested the proceeds of its offering in 42 Local Partnerships, all of which have their Housing Tax Credits in place. The Housing Tax Credits, which expire in the years ended December 31, 2002 and 2003, are attached to the property for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining Housing Tax Credits would transfer to the new owner, thereby adding significant value to the property on the market.

Related Party Transactions and Transactions with General Partners and Affiliates
--------------------------------------------------------------------------------

The Local General Partners may from time to time advance the Local Partnerships money to fund certain property costs. These advances are to be repaid to the Local General Partners without interest from available surplus cash of the respective Local Partnership, or at the time of sale or refinancing. Unpaid balance amounted to $3,558,323 and $3,819,933 at September 30, 2002 and March 31, 2002, respectively, and is recorded as due to Local General Partners and affiliates on the consolidated balance sheets.

Certain costs are also incurred by the Partnership that are payable to affiliates. The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investment. Partnership management fee amounted to $338,000 for each of the six months ended September 30, 2002 and 2001. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to General Partners amounting to approximately $5,194,000 and $4,856,000 were accrued and unpaid as of September 30, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

Furthermore, the Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provision of the Partnership Agreement and could fluctuate from year to year depending upon the level of activities and transactions for the year. Services performed by these affiliates include monitoring of partnership assets, site visits and evaluations of Local Partnership performance. Reimbursements amounted to approximately $87,000 and $119,000 for the six months ended September 30, 2002 and the year ended March 31, 2002, respectively.

Results of Operations
---------------------

The results of operations for the three and six months ended September 30, 2002 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 5% and 4% for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001, primarily due to rental rate increases.

General and administrative-related parties expenses increased approximately $44,000 and $106,000 for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001, primarily due to an increase in expenses reimbursements due to the General Partner for asset monitoring and overhead and an increase in property management fees incurred to affiliates of the Local Partnership's general partners.

Repairs and maintenance expenses increased approximately $161,000 and $231,000 for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001, primarily due to insurance reimbursements for fire damages at one Local Partnership in 2001 and an increase in ground maintenance at two other Local Partnerships in 2002.

Insurance expenses increased approximately $18,000 and $38,000 for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001, primarily due to an increase in insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is not exposed to market risk since its mortgage indebtedness bears fixed rates of interest.

Item 4 Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of September 30, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

          Current report on Form 8-K/A dated August 28, 2002, was filed on September 3, 2002, relating to the change in Partnership's accountant.

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

Date:  November 5, 2002

                                 By:/s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes, President
                                    (Principal Executive and
                                    Financial Officer)

Date:  November 5, 2002

                                 By:/s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps, Treasurer
                                    (Principal Accounting Officer)

                             and

                             By: FREEDOM GP INC.,
                                 a General Partner

Date:  November 5, 2002

                                 By:/s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes, President
                                    (Principal Executive and
                                    Financial Officer)

Date:  November 5, 2002

                                 By:/s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps, Treasurer
                                    (Principal Accounting Officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2002 of the Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit stating a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General
          Partners:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           By: /s/ Alan P. Hirmes
                               -------------------
                               Alan P. Hirmes
                               Principal Executive Officer and
                               Principal Financial Officer
                               November 5, 2002

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Principal Executive Officer and Principal Financial Officer
    November 5, 2002