Form 10-Q
period 2002-12-31
FREEDOM TAX CREDIT PLUS LP
filed 2003-02-05
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY   REPORT   PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
----- EXCHANGE ACT OF 1934


     For the quarterly period ended December 31, 2002

                                       OR

----- TRANSITION   REPORT   PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                         Commission File Number 0-24652


                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                                13-3533987
-------------------------------                                -----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                  Identification
No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2002            2002
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $57,829,893 and $54,178,153,
  respectively)                                    $ 85,028,561    $ 88,272,567
Cash and cash equivalents                             2,512,094       1,833,843
Investment in marketable securities                      94,962         109,005
Cash held in escrow                                   5,250,490       4,671,259
Deferred costs (net of accumulated
  amortization of $1,788,306
  and $1,655,647, respectively)                       1,153,633       1,286,292
Other assets                                          1,170,645       1,002,139
                                                   ------------    ------------

Total Assets                                       $ 95,210,385    $ 97,175,105
                                                   ============    ============

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2002            2002
                                                   ------------    ------------
                                                    (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 67,641,929    $ 68,063,227
  Accounts payable and other
   liabilities                                        2,615,808       1,649,957
  Due to local general partners and
   affiliates                                         3,559,214       3,819,933
  Due to general partners and
   affiliates (Note 2)                                6,712,238       6,020,763
                                                   ------------    ------------

Total Liabilities                                    80,529,189      79,553,880
                                                   ------------    ------------

Minority interests                                    7,969,167       8,015,243
                                                   ------------    ------------

Partners' Capital (Deficit):
  Limited partners (72,896 BACs
   issued and outstanding)                            7,335,354      10,186,465
  General partners                                     (613,427)       (584,628)
  Accumulated other comprehensive
   income:
  Unrealized (gain) loss on marketable
   securities                                            (9,898)          4,145
                                                   ------------    ------------

Total Partners' Capital (Deficit)                     6,712,029       9,605,982
                                                   ------------    ------------

Total Liabilities and Partners'
  Capital (Deficit)                                $ 95,210,385    $ 97,175,105
                                                   ============    ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   OPERATIONS
                                   (Unaudited)

                            ============================    ============================
                                  Three Months Ended             Nine Months Ended
                                      December 31,                  December 31,
                            ----------------------------    ----------------------------
                                2002            2001            2002            2001
                            ----------------------------    ----------------------------
Revenues
Rental income               $  3,557,927    $  3,378,093    $ 10,630,258    $ 10,157,330
Other                            363,086         379,622       1,041,218       1,116,287
                            ------------    ------------    ------------    ------------
Total revenues                 3,921,013       3,757,715      11,671,476      11,273,617
                            ------------    ------------    ------------    ------------
Expenses
General and
  administrative                 640,432         620,164       2,024,814       2,005,730
General and
  administrative-
  related parties
  Note 2)                        396,350         372,666       1,232,405       1,102,762
Operating and
  other                          323,816         365,484       1,063,659       1,130,435
Repairs and
  maintenance                    675,201         585,561       1,904,865       1,583,951
Real estate taxes                251,520         244,077         742,956         744,420
Insurance                        111,135          95,845         369,082         316,068
Financial                      1,150,932       1,162,554       3,458,707       3,513,783
Depreciation and
  amortization                 1,261,144       1,285,602       3,784,399       3,856,799
                            ------------    ------------    ------------    ------------
Total expenses                 4,810,530       4,731,953      14,580,887      14,253,948
                            ------------    ------------    ------------    ------------

Loss before
  minority interest             (889,517)       (974,238)     (2,909,411)     (2,980,331)

Minority interest
  in loss of
  subsidiary
  partnerships                     9,468           9,687          29,501          30,999
                            ------------    ------------    ------------    ------------

Net loss                    $   (880,049)   $   (964,551)   $ (2,879,910)   $ (2,949,332)
                            ============    ============    ============    ============

Net loss - limited
  partners                  $   (871,249)   $   (954,906)   $ (2,851,111)   $ (2,919,839)
                            ============    ============    ============    ============

Number of BACs
  outstanding                     72,896          72,896          72,896          72,896
                            ============    ============    ============    ============

Basic net loss
  per BAC                   $     (11.95)   $     (13.09)   $     (39.11)   $     (40.05)
                            ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                            Accumulated
                                                                                               Other
                                                              Limited         General       Comprehensive   Comprehensive
                                               Total          Partners        Partners      Income (loss)       Loss
                                            ------------    ------------    ------------    ------------    ------------
Partners' capital (deficit) April 1, 2002   $  9,605,982    $ 10,186,465    $   (584,628)   $      4,145

Comprehensive Loss:
Net loss - Nine months ended
  December 31, 2002                           (2,879,910)     (2,851,111)        (28,799)                   $ (2,879,910)

Net unrealized loss on marketable
  securities                                     (14,043)              0               0         (14,043)        (14,043)
                                            ------------    ------------    ------------    ------------    ------------

Total Comprehensive Loss                                                                                    $ (2,893,953)
                                                                                                            ============
Partners' capital - (deficit)
  December 31, 2002                         $  6,712,029    $  7,335,354    $   (613,427)   $     (9,898)
                                            ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)

                                                     ===========================
                                                          Nine Months Ended
                                                             December 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ---------------------------
Cash flows from operating activities:

Net loss                                             $(2,879,910)   $(2,949,332)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization                          3,784,399      3,856,799
Minority interest in loss of
  subsidiaries                                           (29,501)       (30,999)
Increase in other assets                                (168,506)       (27,203)
Increase in cash held
  in escrow                                             (579,231)      (385,626)
Increase in accounts payable
  and other liabilities                                  965,851        748,596
Increase in due to general partners
  and affiliates                                         691,475        674,368
Increase in due to local general
  partners and affiliates                                 82,623         38,405
Decrease in due to local general
  partners and affiliates                               (343,342)      (347,058)
                                                     -----------    -----------

Net cash provided by
  operating activities                                 1,523,858      1,577,950
                                                     -----------    -----------

Cash flows from investing activities:

Acquisition of property and
  equipment                                             (407,734)      (666,692)
                                                     -----------    -----------

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                     ===========================
                                                          Nine Months Ended
                                                             December 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ---------------------------

Cash flows from financing activities:

Repayments of mortgage notes                            (421,298)      (614,520)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                      (16,575)       (20,297)
                                                     -----------    -----------

Net cash used in financing
  activities                                            (437,873)      (634,817)
                                                     -----------    -----------

Net increase in cash and cash
  equivalents                                            678,251        276,441

Cash and cash equivalents at
  beginning of period                                  1,833,843      1,671,096
                                                     -----------    -----------

Cash and cash equivalents at
  end of period                                      $ 2,512,094    $ 1,947,537
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for
   interest                                          $ 3,183,335    $ 3,321,721
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               December 31, 2002
                                  (Unaudited)

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

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $9,000, $10,000, $30,000 and $31,000 for the three and nine months ended December 31, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2002, the results of operations for the three and nine months ended December 31, 2002 and 2001 and cash flows for the nine months ended December 31, 2002 and

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               December 31, 2002
                                  (Unaudited)

2001. However, the operating results and cash flows for the nine months ended December 31, 2002 may not be indicative of the results for the entire year.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               December 31, 2002
                                  (Unaudited)

Note 2 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 31, 2002 and 2001 were as follows:

                                  Three Months Ended        Nine Months Ended
                                     December 31,              December 31,
                               -----------------------   -----------------------
                                  2002         2001         2002         2001
                               -----------------------   -----------------------
Partnership manage-
  ment fees (a)                $  169,000   $  169,000   $  507,000   $  507,000
Expense reimburse-
  ment (b)                         23,486       29,981      110,816       75,910
Local administra-
  tive fee (c)                     13,000       13,000       40,000       40,000
                               ----------   ----------   ----------   ----------

Total general and
  administrative-
  General Partners                205,486      211,981      657,816      622,910
                               ----------   ----------   ----------   ----------
Property manage-
  ment fees
  incurred to
  affiliates of
  the subsidiary
  partnerships'
  general
  partners (d)                    190,864      160,685      574,589      479,852
                               ----------   ----------   ----------   ----------
Total general and
  administrative-
  related parties              $  396,350   $  372,666   $1,232,405   $1,102,762
                               ==========   ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               December 31, 2002
                                  (Unaudited)


contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $5,363,000 and $4,856,000 were accrued and unpaid as of December 31, 2002 and March 31, 2002, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $249,927, $251,954, $760,746 and $749,281 for the three and nine months ended
December 31, 2002 and 2001, respectively. Of these fees, $190,864, $160,685, $574,589 and $479,852, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three and nine months ended December 31, 2002 and 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's sources of funds during the nine months ended December 31, 2002, include working capital reserves, interest earned on working capital and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

A  working  capital  reserve  of  approximately  $60,000,   exclusive  of  Local
Partnerships' working capital, remains as of December 31, 2002.

During the nine months ended December 31, 2002 and 2001, the distributions received from the Local Partnerships approximated $52,000 and $1,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $5,363,000 and $4,856,000 were accrued and unpaid as of December 31, 2002 and March 31, 2002, respectively. Without the General Partners continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

During the nine months ended December 31, 2002, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships increased approximately $678,000 due to cash provided by operating activities ($1,524,000) which exceeded acquisitions of property and equipment ($408,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($17,000) and repayments of mortgage notes ($421,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $3,784,000.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2002 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 5% for both the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to rental rate increases.

Total expenses, excluding general and administrative-related parties, operating and other, repairs and maintenance and insurance, remained fairly consistent with a decrease of approximately 1% for both the three and nine months ended December 31, 2002, as compared to 2001.

General and administrative-related parties expenses increased approximately $24,000 and $130,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to an increase in property management fees incurred to affiliates of the Local Partnership's general partners.

Operating and other expenses decreased approximately $42,000 and $67,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to an underaccrual of water and sewer expense at one Local Partnership in the second quarter of 2001.

Repairs and maintenance expenses increased approximately $90,000 and $321,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to insurance reimbursements for fire damages at one Local Partnership in 2001 and an increase in ground maintenance at two other Local Partnerships in 2002.

Insurance expenses increased approximately $15,000 and $53,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to an increase in insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is not exposed to market risk since its mortgage indebtedness bears fixed rates of interest.

Item 4. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is a general partner of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2002 (the "Evaluation Date").

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

Date: February 5, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes, President
                                    (Principal Executive and
                                    Financial Officer)

Date: February 5, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps, Treasurer
                                    (Principal Accounting Officer)

                            and

                            By: FREEDOM GP INC.,
                                a General Partner

Date: February 5, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes, President
                                    (Principal Executive and
                                    Financial Officer)

Date: February 5, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps, Treasurer
                                    (Principal Accounting Officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2002 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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



                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Principal Executive Officer and
                                    Principal Financial Officer
                                    February 5, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Principal Executive Officer and Principal Financial Officer
    February 5, 2003