Form 10-K
period 2003-03-31
FREEDOM TAX CREDIT PLUS LP
filed 2003-06-24
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------- ACT OF 1934


For the fiscal year ended March 31, 2003

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-24652

                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               13-3533987
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                 10022
----------------------------------------                           -------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes       No   X
                                       -----    -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2002 was $8,207,000 based on Limited Partner equity as of such date.

     Registrant's voting and non-voting common equity is not publicly traded.

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

General
-------

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

Investment Objectives
---------------------

The Partnership was formed to invest as a limited partner in other limited partnerships ("Local Partnerships"), each of which owns one or more leveraged low-income multi-family residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, the "Tax Credits"). The Partnership's investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership. As of March 31, 2003, the Partnership had acquired interests in forty-two Local Partnerships. As of March 31, 2003, approximately $58,000,000 of net proceeds had been invested in such Local Partnerships, representing all of the Partnership's net proceeds available for investment. Subsequent to March 31, 2003 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, "Properties," below.

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

As of March 31, 2003, cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential property.

Competition
-----------
The real estate business is highly competitive and substantially all of the properties acquired are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partners and/or their affiliates to engage in businesses which may compete with the Partnership.

Employees
---------
The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

The Partnership holds a 99%, 98.99% and 98% limited partnership interest in nine, ten and twenty-three Local Partnerships, respectively. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15 (a) 2; Schedule III.

                           Local Partnership Schedule
                           --------------------------

                                                     % of Units Occupied at May 1,
Name and Location                                   -------------------------------
(Number of Units)                   Date Acquired   2003   2002   2001  2000   1999
-----------------                   -------------   ----   ----   ----  ----   ----
Parkside Townhomes
York, PA (53)                       September 1990   89%    87%    94%   98%   100%

Twin Trees
Layton, UT (43)                     October 1990     95%    98%   100%   98%   100%

Bennion (Mulberry)
Taylorsville, UT (80)               October 1990     88%    96%    94%   90%    98%

Hunters Chase
Madison, AL (91)                    October 1990     95%    93%    95%   89%    95%

Wilshire Park
Huntsville, AL (65)                 October 1990     88%    94%    95%   94%    89%

Bethel Park
Bethel, OH (84)                     October 1990     89%    80%    86%   95%    88%

Zebulon Park
Owensville, OH (66)                 October 1990     94%    95%    97%   96%    85%

Tivoli Place
Murphreesboro, TN (61)              October 1990     92%    89%    88%   95%    98%

Northwood (Hartwood)
Jacksonville, FL (110)              October 1990     92%   100%    95%   96%    97%

Oxford Trace
Aiken, SC (29)                      October 1990     97%    79%    97%   93%    97%

Ivanhoe Apts.
Salt Lake City, UT (19)             January 1991     79%    95%    95%  100%   100%

                           Local Partnership Schedule
                           --------------------------
                                   (continued)
                                   -----------

                                                     % of Units Occupied at May 1,
Name and Location                                   -------------------------------
(Number of Units)                   Date Acquired   2003   2002   2001  2000   1999
-----------------                   -------------   ----   ----   ----  ----   ----
Washington Brooklyn
Brooklyn, NY (24)                   January 1991    100%   100%   100%  100%   100%

Manhattan B (C.H. Development)
New York, NY (35)                   January 1991    100%   100%    97%   94%    94%

Davidson Court
Staten Island, NY (38)              March 1991      100%   100%   100%   95%    97%

Magnolia Mews
Philadelphia, PA (63)               March 1991       98%   100%   100%  100%   100%

Oaks Village
Whiteville, NC (40)                 March 1991       98%   100%    98%   98%    93%

Greenfield Village
Dunn, NC (40)                       March 1991       98%   100%    95%  100%   100%

Morris Avenue (CLM Equities)
Bronx, NY (58)                      April 1991      100%   100%   100%  100%   100%

Victoria Manor
Riverside, CA (112)                 April 1991      100%   100%   100%   98%    94%

Ogontz Hall
Philadelphia, PA (35)               April 1991      100%    65%(a)100%   84%    97%

Eagle Ridge
Stoughton, WI (54)                  May 1991         89%    93%    96%   91%    96%

Nelson Anderson
Bronx, NY (81)                      June 1991        98%    96%    98%   99%    97%

Abraham Lincoln Apts.
Irondequoit, NY (69)                September 1991   83%    94%    91%  100%    99%

Wilson Street Apts. (Middletown)
Middletown, PA (44)                 September 1991   98%    95%    91%  100%    98%

Lauderdale Lakes
Lauderdale Lakes, FL (172)          October 1991     97%    96%    95%   94%    94%

Flipper Temple
Atlanta, GA (163)                   October 1991     97%   100%    96%   97%   100%

220 Cooper Street
Camden, NJ (29)                     December 1991   100%    93%    97%  100%    70%

Pecan Creek
Tulsa, OK (47)                      December 1991    92%    94%    98%   98%    91%

                           Local Partnership Schedule
                           --------------------------
                                   (continued)
                                   -----------

                                                     % of Units Occupied at May 1,
Name and Location                                   -------------------------------
(Number of Units)                   Date Acquired   2003   2002   2001  2000   1999
-----------------                   -------------   ----   ----   ----  ----   ----
Vendome
Brooklyn, NY (24)                   December 1991   100%   100%   100%  100%   100%

Rainer Villas
New Augusta, MS (20)                December 1991    85%   100%   100%  100%   100%

Pine Shadow Apts.
Waveland, MS (48)                   December 1991    98%   100%   100%  100%   100%

Windsor Place
Wedowee, AL (24)                    December 1991   100%   100%   100%  100%   100%

Brookwood Apts.
Foley, AL (38)                      December 1991    95%    98%    95%   97%   100%

Heflin Hills Apts.
Heflin, AL (24)                     December 1991   100%   100%   100%   96%   100%

Shadowood Apts.
Stevenson, AL (24)                  December 1991   100%   100%   100%   91%    96%

Brittany Apts.
DeKalb, MS (25)                     December 1991   100%   100%   100%  100%   100%

Hidden Valley Apts.
Brewton, AL (40)                    December 1991   100%    99%   100%  100%   100%

Westbrook Square
Carthage, MS (32)                   December 1991    97%    88%    88%   91%    91%

Royal Pines Apts. (Warsaw Elderly)
Warsaw, KY (36)                     December 1991   100%   100%   100%  100%   100%

West Hill Square
Gordo, AL (24)                      December 1991   100%   100%   100%  100%   100%

Elmwood Manor
Picayune, MS (24)                   December 1991   100%   100%   100%  100%   100%

Harmony Gate Apts.
Los Angeles, CA (70)                January 1992     99%    97%    97%   96%    94%

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

The General Partners generally required that the general partners of the Local Partnerships ("Local General Partners") undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Operating Deficit Guarantees, amounts funded are treated as operating loans which do not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2003, all Operating Deficit Guarantees have expired and $314,838 of operating loans are outstanding.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2003, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $72,896,000. All of the issued and outstanding Limited Partnership Interests have been issued to Freedom Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs. As of May 6, 2003, the Partnership has 4,124 registered holders of an aggregate of 72,896 BACs.

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

There are no material restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2003. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                    For the Years ended March 31,
                        ------------------------------------------------------------------------------------
OPERATIONS                  2003                2002              2001              2000            1999
----------              ------------        ------------      ------------      ------------    ------------
Revenues                $ 15,732,226        $ 15,417,026      $ 14,946,838      $ 14,333,134    $ 13,968,742
Expenses                 (19,523,423)        (19,207,657)      (19,238,172)      (18,617,952)    (18,748,002)
Loss on impairment
  of assets                       0                    0        (2,065,000)         (500,000)              0
                        ------------        ------------      ------------      ------------    ------------

Loss before
  minority interest       (3,791,197)         (3,790,631)       (6,356,334)       (4,784,818)     (4,779,260)
Minority interest             37,450              39,461            48,280            50,054          50,809
                        ------------        ------------      ------------      ------------    ------------

Net loss                $ (3,753,747)         (3,751,170)       (6,308,054)       (4,734,764)     (4,728,451)
                        ============        ============      ============      ============    ============

Per  BAC:
  Net loss                    (50.98)             (50.94)           (85.67)           (64.30)         (64.22)
                        ============        ============      ============      ============    ============

                                                                March 31,
                        ------------------------------------------------------------------------------------
OPERATIONS                  2003                2002              2001             2000             1999
----------              ------------        ------------      ------------      ------------    ------------
Total assets            $ 93,667,833        $ 97,175,105      $100,937,211      $107,181,062    $111,946,154
                        ============        ============      ============      ============    ============


Mortgage notes payable  $ 67,366,819        $ 68,063,227      $ 69,021,892      $ 69,914,088    $ 70,447,844
                        ============        ============      ============      ============    ============

Total liabilities       $ 79,736,876        $ 79,553,880      $ 79,602,583      $ 79,522,764    $ 79,491,693
                        ============        ============      ============      ============    ============

Total partners' capital $  5,851,700        $  9,605,982      $ 13,357,152      $ 19,669,754    $ 24,407,636
                        ============        ============      ============      ============    ============

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
------------------------------

General
-------

During the year ended March 31, 2003, the primary sources of liquidity included working capital, interest earned on working capital, and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

Working capital of approximately $45,000, exclusive of Local Partnerships' working capital, remains as of March 31, 2003. It is used to pay operating expenses of the Partnership, including Partnership management fees payable to the General Partners and advances to Local Partnerships if warranted.

During the fiscal year ended March 31, 2003, cash and cash equivalents of the Partnership and its forty-two Local Partnerships increased approximately $413,000 due to cash provided by operating activities ($1,489,000), an increase in capitalization of consolidated subsidiaries attributable to minority interest ($101,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($293,000) which exceeded capital improvements ($751,000), increase in marketable securities ($1,000), increase in deferred costs ($21,000) and net repayments of mortgage loans ($696,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($4,915,000).

During the years ended March 31, 2003 ("Fiscal Year 2003"), March 31, 2002 ("Fiscal Year 2002"), and March 31, 2001 ("Fiscal Year 2001") the amounts
received  from  the  Local  Partnerships  were  $54,649,   $3,637  and  $26,796,
respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the paragraph above, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to General Partners amounting to approximately $5,532,000 and $4,856,000 were accrued and unpaid as of March 31, 2003 and 2002, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

Effective January 1, 1999 the State of California requires owners of a property benefiting from FHA insured mortgages under Section 236 or 221(a)(3) to provide a nine month notice of contract termination or prepayment of the FHA insured loan. In addition, with respect to the Partnership's California investments, the owner must offer the properties for sale to those entities who agree to maintain the property as affordable housing.

On October 20, 1999 President Clinton signed the Fiscal Year 2000 VA, the HUD Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000," reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the

Mark-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market. As of March 31, 2003, none of the Local Partnerships have opted to enter the Mark-to-Market Program and therefore this has no impact on the Partnership.

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

The Partnership has fully invested the proceeds of its offering in 42 Local Partnerships, all of which have their Housing Tax Credits in place. The Housing Tax Credits are attached to the property for a period of ten years and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining Housing Tax Credits would transfer to the new owner, thereby adding significant value to the property on the market.

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not identified any variable interest entities that were created after January 31, 2003 and is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements.

Results of Operations
---------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

During the years ended March 31, 2003 and 2002, the Partnership did not record a loss on impairment of assets. During the year ended March 31, 2001, the Partnership recorded $2,065,000 of losses on impairment of assets.

The following is a summary of the results of operations of the Partnership for the fiscal years ended March 31, 2003, 2002 and 2001.

The Partnership's primary source of income continues to be rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The Partnership received rental subsidies which amounted to approximately $3,178,000, $2,953,000 and $2,904,000 for the years ended March 31, 2003, 2002 and 2001, respectively. The related rental subsidy programs have expiration dates that either expire subsequent to the year 2003 or terminate upon total disbursement of the assistance obligation.

2003 vs. 2002
-------------

Rental income increased approximately 4% for the year ended March 31, 2003 as compared to 2002, primarily due to rental rate increases.

Other income decreased approximately $225,000 for the year ended March 31, 2003 as compared to 2002, primarily due to lower interest rates on cash and cash equivalent balances at the Local Partnership level.

Total expenses, excluding operating and other, remained fairly consistent with an increase of less than 1% for the year ended March 31, 2003, as compared to 2002.

Operating and other increased approximately $302,000 for the year ended March 31, 2003 as compared to 2002, primarily due to an increase in insurance premiums at the Local Partnerships.

2002 vs. 2001
-------------

Rental income increased approximately 3% for the year ended March 31, 2002 as compared to 2001 primarily due to rental rate increases.

No major expense categories, other than the loss on impairment of assets, changed more than 6% for the year ended March 31, 2002 as compared to 2001.

Critical Accounting Estimates
-----------------------------

The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following accounting estimate is considered critical by the Partnership.

The Partnership is required to assess potential impairments to its long-lived assets, which is primarily property and equipment. If impairment indicators are present, the Partnership must measure the fair value of the assets to determine if adjustments are to be recorded.

Other
-----

The Partnership continues to meet its primary objective of generating Housing Tax Credits. Housing Tax Credits are generated by a Property over a ten-year period commencing as each Property is leased to qualified tenants. During the years ended March 31, 2003, 2002 and 2001, the Housing Tax Credits received by the Partnership totaled $1,710,233, $6,782,384 and $11,106,285, respectively. Based on the fact that all the Local Partnerships' tax credits will be expiring in the year 2003, the Partnership expects the Tax Credits to be received in fiscal year 2004 to be approximately $40,000.

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

The Partnership does not anticipate that it will be in a position to make cash distributions at any time prior to the disposition of the Properties. If distributions of operating cash flow are made, it is expected that they will be limited. As of March 31, 2003, no such distributions have been made.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is not exposed to market risk since its mortgage indebtedness bears fixed rates of interest.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                          Page
                                                                      ----------
(a) 1.   Financial Statements

         Independent Auditors' Reports                                     15

         Consolidated Balance Sheets as of March 31, 2003 and 2002        107

         Consolidated  Statements  of  Operations for the years ended
         March 31, 2003, 2002 and 2001                                    108

         Consolidated   Statements  of  Changes  in  Partners'  Capital
         (Deficit) for the years ended March 31, 2003, 2002 and 2001      109

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2003, 2002 and 2001                                    110

         Notes to Consolidated Financial Statements                       112

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



TO THE PARTNERS OF
FREEDOM TAX CREDIT PLUS L.P.


           We have audited the accompanying consolidated balance sheet of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES as of March 31, 2003 and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of forty subsidiary partnerships, whose losses aggregated $3,382,460 for the year ended March 31, 2003 and whose assets constituted 91% of consolidated assets at March 31, 2003. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

           We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

           In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES as of March 31, 2003 and the results of their operations and their cash flows for the year ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ Friedman, Alpren & Green, LLP
New York, New York
May 12, 2003

                          INDEPENDENT AUDITORS' REPORT



The Partners
Freedom Tax Credit Plus L.P.:

We have audited the accompanying consolidated balance sheet of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 2002, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the years in the two-year period then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as of March 31, 2002 and for each of the years in the two-year period then ended. These consolidated financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits. We did not audit the financial statements of 25 and 26 of the consolidated partnerships, which statements reflect combined assets constituting 46% as of March 31, 2002, and combined revenues constituting 40%, and 47% for 2002 and 2001, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Tax Credit Plus L.P. and consolidated partnerships as of March 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audits and the reports of the other auditors, as discussed above, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


New York, New York
May 18, 2002

[Letterhead of McKonly & Asbury LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Parkside Townhomes Associates                Pennsylvania Housing Finance Agency
Lancaster, Pennsylvania                                 Harrisburg, Pennsylvania

We have audited the accompanying balance sheets of Parkside Townhomes Associates (a limited partnership), PHFA Project No. 0 - 90 as of December 31, 2002 and 2001, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Townhomes Associates at December 31, 2002 and 2001, and its profit and loss, partners' equity, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and Pennsylvania Housing Finance Agency's Financial Reporting Manual, we have also issued our report dated February 6, 2003 on our consideration of Parkside Townhomes Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, PHFA regulations, contracts and grants and have rendered our reports thereon on pages 25 and 26. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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


/s/ McKonly & Asbury LLP
Harrisburg, Pennsylvania
February 6, 2003

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

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Twin Trees Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Twin Trees Apartments, A Limited Partnership as of December 31, 2002 and 2001, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Trees Apartments, A Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Twin Trees Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Twin Trees Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Trees Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 22 2002

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Bennion Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Bennion Park Apartments, A Limited Partnership as of December 31, 2002 and 2001 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennion Park Apartments, A Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Bennion Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Bennion Park Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennion Park Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 22, 2002

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Hunters Chase Apartments,
   A Limited Partnership:

We have audited the accompanying balance sheets of Hunters Chase Apartments, A Limited Partnership as of December 31, 2002 and 2001 and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Chase Apartments, A Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Hunters Chase Apartments,
   A Limited Partnership:

We have audited the accompanying balance sheets of Hunters Chase Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Chase Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 22, 2002

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Wilshire Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Wilshire Apartments, A Limited Partnership as of December 31, 2002 and 2001, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Apartments, A Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Wilshire Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Wilshire Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 22, 2002

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Bethel Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Bethel Park Apartments, A Limited Partnership as of December 31, 2002 and 2001, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Park Apartments, A Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Bethel Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Bethel Park Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Park Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 22, 2002

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Zebulon Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheet of Zebulon Park Apartments, A Limited Partnership as of December 31, 2002, and 2001, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zebulon Park Apartments, A Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Zebulon Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Zebulon Park Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zebulon Park Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 22, 2002

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Tivoli Place Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Tivoli Place Apartments, A Limited Partnership as of December 31, 2002, and 2001, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tivoli Place Apartments, A Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Tivoli Place Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Tivoli Place Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tivoli Place Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 22, 2002

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Northwood Apartments of Georgia,
A Limited Partnership:

We have audited the accompanying balance sheets of Northwood Apartments of Georgia, A Limited Partnership as of December 31, 2002 and 2001 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Apartments of Georgia, A Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Northwood Apartments of Georgia,
A Limited Partnership:

We have audited the accompanying balance sheets of Northwood Apartments of Georgia, A Limited Partnership as of December 31, 2001 and 2000 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Apartments of Georgia, A Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 22, 2002

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Oxford Trace Apartments,
   A Limited Partnership:

We have audited the accompanying balance sheets of Oxford Trace Apartments, A Limited Partnership as of December 31, 2002 and 2001 and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Trace Apartments, A Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
A Limited Partnership:

We have audited the accompanying balance sheets of Oxford Trace Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Trace Apartments, A Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 22, 2002

INDEPENDENT AUDITORS' REPORT

To the Partners of
Ivanhoe Apartments Limited Partnership

We have audited the accompanying balance sheet of Ivanhoe Apartments Limited Partnership (a Limited Partnership) as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivanhoe Apartments Limited Partnership at December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 9, 2003

INDEPENDENT AUDITORS' REPORT

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

/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 14, 2002

[Letterhead of Richard J. Klinkowitz]

To the Partners C-H DEVELOPMENT  GROUP  ASSOCIATES
(A LIMITED  PARTNERSHIP)
625 Madison Avenue
New York, New York 10022

Gentlemen:

I have audited the accompanying balance sheet of C-H DEVELOPMENT GROUP ASSOCIATES (a New York Limited Partnership) as of December 31, 2002 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on the audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H DEVELOPMENT GROUP ASSOCIATES as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Richard J. Klinkowitz
Far Rockaway, New York
February 22, 2003

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

Respectfully submitted,

/s/ Richard J. Klinkowitz
Far Rockaway, New York
February 22, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS'REPORT

To the Partners
Davidson Court, L.P.

We have audited the accompanying balance sheets of Davidson Court, L.P. as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Court, L.P., as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 25, 2003

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS'REPORT

To the Partners
Davidson Court, L.P.

We have audited the accompanying balance sheets of Davidson Court, L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Court, L.P., as of December 31, 2001 and 2000, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 31, 2001

[Letterhead of Haefele, Flanagan & Co., p.c.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Magnolia Mews Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of December 31, 2002, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of December 31, 2002, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Haefele, Flanagan & Co., p.c.
Moorestown, New Jersey
February 7, 2003

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

/s/ Haefele, Flanagan & Co., p.c.
Moorestown, New Jersey
January 26, 2001

[Letterhead of Snipes, Gower & Associates, P.A.]

To the Partners
The Oaks Village Limited Partnership
Dunn, North Carolina

We have audited the accompanying balance sheets of The Oaks Village Limited Partnership, RHS Project No. 38-024-561572445 as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Village Limited Partnership, RHS Project No. 38-024-561572445 as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on Page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2003 on our consideration of The Oaks Village Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards, and should be read in conjunction with this report in considering the results of our audit.


/s/ Snipes, Gower & Assoc., P.A.
Dunn, North Carolina
January 24, 2003

[Letterhead of Snipes, Gower & Associates, P.A.]

To the Partners
The Oaks Village Limited Partnership
Dunn, North Carolina

We have audited the accompanying balance sheets of The Oaks Village Limited Partnership, RHS Project No. 38-024-561572445 as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Village Limited Partnership, RHS Project No. 38-024-561572445 as of December 31, 2001 and 2000, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2002 on our consideration of The Oaks Village Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards, and should be read in conjunction with this report in considering the results of our audit.


/s/ Snipes, Gower & Assoc., P.A.
Dunn, North Carolina
January 18, 2002

[Letterhead of Snipes, Gower & Associates, P.A.]

To the Partners
Greenfield Village Limited Partnership
Dunn, North Carolina

We have audited the accompanying balance sheets of Greenfield Village Limited Partnership, RHS Project No.: 38-043-561614646, as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Village Limited Partnership, RHS Project No.: 38-043-561614646 as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplement information on Page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2003 on our consideration of Greenfield Village Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Snipes, Gower & Associates, P.A.
Dunn, North Carolina
January 22, 2003

[Letterhead of Snipes, Gower & Associates, P.A.]

The Partners
Greenfield Village Limited Partnership
Dunn, North Carolina

We have audited the accompanying balance sheets of Greenfield Village Limited Partnership, RHS Project No.: 38-043-561614646, as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Village Limited Partnership, RHS Project No.: 38-043-561614646 as of December 31, 2001 and 2000, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2002 on our consideration of Greenfield Village Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Snipes, Gower & Associates, P.A.
Dunn, North Carolina
January 19, 2002

[Letterhead of KOCH GERINGER & CO., LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of December 31, 2002 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of December 31, 2002 and the results of its operations, changes in its partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Koch Geringer & Co., LLP
Certified Public Accountants
New York, New York
January 9, 2003

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

/s/ KOCH GERINGER & CO., LLP
Certified Public Accountants
New York, New York
January 9, 2002

[Letterhead of KOCH GERINGER & CO., LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of December 31, 2000 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of December 31, 2000 and the results of its operations, changes in its partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Koch Geringer & Co., LLP
Certified Public Accountants
New York, New York
January 18, 2001

[Letterhead of NSBN LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Victoria Manor Associates
Los Angeles, California

We have audited the accompanying balance sheet of Victoria Manor Associates (a California limited partnership), as of December 31, 2002, and the related statements of partners' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Manor Associates as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ NSBN LLP
January 23, 2003
Beverly Hills, California

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

/s/ Nanas, Stern, Biers, Neinstein and Co. LLP
January 25, 2002
Beverly Hills, California

[Letterhead of NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Victoria Manor Associates
Los Angeles, California

We have audited the accompanying balance sheet of Victoria Manor Associates (a California limited partnership), as of December 31, 2000, and the related statements of partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Manor Associates as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Nanas, Stern, Biers, Neinstein and Co. LLP
January 26, 2001
Beverly Hills, California

[Letterhead of Joyce Miller & Associates, P.C.]

INDEPENDENT AUDITOR'S REPORT


To The Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Ogontz Hall Investors (A Limited Partnership), PHFA changes in Project No. 0-116, as of December 31, 2002, and the related statements of profit and loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ogontz Hall Investors as of December 31, 2001, were audited by other auditors whose report dated January 18, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors (A Limited Partnership) as of December 31, 2002, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

Our audits was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 16 to 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements of Ogontz Hall Investors (A Limited Partnership). Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have issued a separate report dated February 15, 2003, on our consideration of Ogontz Hall Investors' internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.



/s/ Joyce Miller & Associates, P.C.
Glenside, Pennsylvania
February 15, 2003

[Letterhead of Fishbein & Company, P.C.]

INDEPENDENT AUDITOR'S REPORT


To The Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania

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

/s/ Fishbein & Company, P.C.
Elkins Park, PA
January 18, 2002

[Letterhead of Virchow, Krause & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Eagle Ridge Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheets of Eagle Ridge Limited Partnership as of December 31, 2002 and 2001 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Ridge Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Virchow, Krause & Company, LLP
Madison, Wisconsin
January 19, 2003

[Letterhead of Virchow, Krause & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Eagle Ridge Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheets of Eagle Ridge Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Ridge Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Virchow, Krause & Company, LLP
Madison, Wisconsin
January 11, 2002

[Regen, Benz, MacKenzie & Anopolsky, C.P.A's, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Nelson Anderson Affordable Housing
Limited Partnership

We have audited the accompanying balance sheet of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 2002, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards used in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 2002, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles used in the United States of America.


/s/ Regen, Benz, MacKenzie & Anopolsky, C.P.A's, P.C.
New York, New York
February 21, 2003

[Regen, Benz, MacKenzie & Anopolsky, C.P.A's, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Nelson Anderson Affordable Housing
Limited Partnership

We have audited the accompanying balance sheet of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 2001, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards used in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 2001, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles used in the United States of America.

/s/ Regen, Benz, MacKenzie & Anopolsky, C.P.A's, P.C.
New York, New York
February 15, 2002

[Regen, Benz & MacKenzie, C.P.A's, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Nelson Anderson Affordable Housing
Limited Partnership

We have audited the accompanying balance sheet of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 2000, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 2000, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Regen, Benz & MacKenzie
New York, New York
February 26, 2001

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Conifer Irondequoit Associates
(A Limited Partnership)
Irondequoit, New York

We  have  audited  the  accompanying   balance  sheets  of  Conifer  Irondequoit
Associates (A Limited Partnership), as of December 31, 2002 and 2001 and the related statements of changes in partners' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Irondequoit Associates (A Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Rochester, New York
February 11, 2003

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

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Rochester, New York
January 30, 2002

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Middletown Associates

We have audited the accompanying balance sheets of Middletown Associates as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2002, dated January 17, 2003, on our consideration Middletown Associates' internal control over financial reporting and on our tests of it compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results of our audit.

Our audits was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ REZNICK FEDDER & SILVERMAN
Baltimore, Maryland
January 17, 2003

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Middletown Associates

We have audited the accompanying balance sheets of Middletown Associates (a Pennsylvania limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 18, 2001

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lauderdale Lakes Associates, Ltd.

We have audited the accompanying balance sheet of Lauderdale Lakes Associates, Ltd., as of December 31, 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Lauderdale Lakes Associates, Ltd. as of and for the year ended December 31, 2001 were audited by other auditors whose report dated February 22, 2002 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lauderdale Lakes Associates, Ltd. at December 31, 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information on pages 17 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Reznick Fedder & Silverman
Greenville, SC
January 20, 2003

[Letterhead of KPMG]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lauderdale Lakes Associates, Ltd.

We have audited the accompanying balance sheet of Lauderdale Lakes Associates, Ltd., as of December 31, 2001, and the related statements of operations, partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lauderdale Lakes Associates, Ltd. as of December 31, 2001, and the results of its operations and its cash flows for the year for then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in the Schedule of Certain Expenses is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ KPMG LLP
Greenville, SC
February 22, 2002

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Lauderdale Lakes Associates, Ltd.

We have audited the accompanying balance sheets of Lauderdale Lakes Associates, Ltd., as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lauderdale Lakes Associates, Ltd. as of December 31, 2000 and 1999, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 23, 2001

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Flipper Temple Associates, L.P.

We have audited the accompanying balance sheet of Flipper Temple Associates, L.P., as of December 31, 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flipper Temple Associates, L.P., as of December 31, 2002, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 22, 2003 on our consideration of Flipper Temple Associates, L.P.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 23 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.



/s/ Reznick Fedder & Silverman
Taxpayer Identification Number: 52-1088612
Bethesda, Maryland
January 22, 2003
Lead Auditor: James P. Martinko

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Flipper Temple Associates, L.P.

We have audited the accompanying balance sheet of Flipper Temple Associates, L.P., as of December 31, 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flipper Temple Associates, L.P., as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 31, 2002 on our consideration of Flipper Temple Associates, L.P.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Taxpayer Identification Number: 52-1088612
Bethesda, Maryland
January 31, 2002
Lead Auditor: James P. Martinko

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

/s/ Reznick Fedder & Silverman
Taxpayer Identification Number: 52-1088612
Bethesda, Maryland
January 25, 2001
Lead Auditor: Robert J. Denmark

[Letterhead of Heffler, Radetich & Saitta L.L.P]

INDEPENDENT AUDITORS' REPORT

To the Partners of
220 Cooper Street, L.P.

We have audited the accompanying balance sheets of 220 Cooper Street, L.P., as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Heffler, Radetich & Saitta L.L.P.
Mount Laurel, NJ
January 28, 2003

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

/s/ Heffler, Radetich & Saitta L.L.P.
Mount Laurel, NJ
February 6, 2002

[ARCHAMBO, MUEGGENBORG & DICK, INC. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pecan Creek Limited Partnership
Bartlesville, Oklahoma

We have audited the accompanying balance sheets of Pecan Creek Limited Partnership, HUD Project No. FHA 118-35121 (a limited partnership), as of December 31, 2002 and 2001 and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Creek Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in its partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued reports dated February 13, 2003 on our consideration of Pecan Creek Limited Partnership's internal control, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to non-major HUD program transactions, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Archambo, Mueggenborg & Dick, Inc.
Deborah E. Mueggenborg, Audit Partner
Certified Public Accountants
73-1439902
Bartsville, Oklahoma
February 13, 2003

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

[Letterhead of AGBIMSON & CO., PLLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2002, and the related statements of Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We are unable to obtain adequate support for the carrying value for the building construction and rehabilitation costs included in the fixed assets at December 31, 2002, which also affected material amounts included in the Statements of Loss and Partners' Capital for the year then ended as described in Note 10.

In our opinion, except for the effects on the financial statements of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the carrying value of building and rehabilitation costs, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
January 30, 2003

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

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
February 9, 2001

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Augusta Associates, Ltd.
New Augusta, Mississippi

We have audited the accompanying balance sheets of New Augusta Associates, Ltd., a limited partnership, RHS Project No.: 28-056-640665470 as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Augusta Associates, Ltd., RHS Project No.: 28-056-640665470 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2003 on our consideration of New Augusta Associates, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 8, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 8, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pine Shadow, Ltd.
Waveland, Mississippi

We have audited the accompanying balance sheets of Pine Shadow, Ltd. a limited partnership, RHS Project No.: 28-023-640661063 as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Shadow, Ltd., RHS Project
No.: 28-023-640661063 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2003 on our consideration of Pine Shadow, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Windsor Place, L.P.
Wedowee, Alabama

We have audited the accompanying balance sheets of Windsor Place, L.P. a limited partnership, RHS Project No.: 01-056-631024917 as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Place, L.P., RHS Project No.: 01-056-631024917 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 2003 on our consideration of Windsor Place, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookwood Associates, Ltd.
Foley, Alabama

We have audited the accompanying balance sheets of Brookwood Associates, Ltd., a limited partnership, RHS Project No.: 01-002-621394754 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Associates, Ltd., RHS Project No.: 01-002-621394754 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2003 on our consideration of Brookwood Associates, Ltd.,'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Heflin Hills Apartments, Ltd.
Heflin, Alabama

We have audited the accompanying balance sheets of Heflin Hills Apartments, Ltd., a limited partnership, RHS Project No.: 01-015-631039371 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heflin Hills Apartments, Ltd., RHS Project No.: 01-015-631039371 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2003 on our consideration of Heflin Hills Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 8, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 8, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Shadowood Apartments, Ltd.
Stevenson, Alabama

We have audited the accompanying balance sheets of Shadowood Apartments, Ltd., a limited partnership, RHS Project No.: 01-036-631030182 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of Shadowood Apartments, Ltd., RHS Project No.: 01-036-631030182 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 2003 on our consideration of Shadowood Apartments, Ltd's., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2003

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

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2002 on our consideration of Shadowood Apartments, Ltd's., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 18, 2002

[Letterhead of Donald W. Causey & Associates, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Brittany Associates, L.P.
Dekalb, Mississippi.

We have audited the accompanying balance sheets of Brittany Associates, L.P., a limited partnership, RHS Project No.: 28-035-581896085 as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brittany Associates, L.P. RHS Project No.: 28-035-581896085 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 2003 on our consideration of Brittany Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hidden Valley Apartments, Ltd.
Brewton, Alabama

We have audited the accompanying balance sheets of Hidden Valley Apartments, Ltd. a limited partnership, RHS Project No.: 01-027-631025600 as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Valley Apartments, Ltd. RHS Project No.: 01-027-631025600 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2003 on our consideration of Hidden Valley Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 9, 2002

[Letterhead of Bob T. Robinson]

To the Partners of
Westbrook Square, Ltd.

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Westbrook Square, Ltd. (RD Case number 28-040-640770978) as of December 31, 2002 and 2001 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westbrook Square, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated February 14, 2003 on my consideration of Westbrook Square, Ltd.'s internal control and on my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. This report is an integral part of the audits performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audits.

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


/s/ Bob T. Robinson
Jackson, Mississippi
February 14, 2003

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

/s/ Bob T. Robinson
Jackson, Mississippi
March 20, 2002

[Letterhead of DONALD W. CAUSEY, CPA, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Warsaw Elderly Housing, Ltd.
Warsaw, Kentucky

I have audited the accompanying balance sheets of Warsaw Elderly Housing, Ltd., a limited partnership, RHS Project No.: 20-039-621409235 as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Elderly Housing, Ltd., RHS Project No.: 20-039-621409235 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 2003 on my consideration of Warsaw Elderly Housing, Ltd., internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 24, 2003

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

/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 26, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Hill Square, Ltd.
Gordo, Alabama

We have audited the accompanying balance sheets of West Hill Square, Ltd., a limited partnership, RHS Project No.: 01-054-631010865 as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Hill Square, Ltd., RHS Project No.: 01-054-631010865 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2003 on our consideration of West Hill Square, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 19, 2003

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 19, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Elmwood Associates, L.P.
Picayune, Mississippi

We have audited the accompanying balance sheets of Elmwood Associates, L.P., a limited partnership, RHS Project No.: 28-055-640804193 as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Associates, L.P., RHS Project No.: 28-055-640804193 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 2003 on our consideration of Elmwood Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 2003

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

[Letterhead of Grant Thornton LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Harmony Associates, L.P.

We have audited the accompanying balance sheet of Harmony Associates, L.P. as of December 31, 2001, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ Grant Thornton LLP
Los Angeles, California
January 24, 2002

[Letterhead of Grant Thornton LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Harmony Associates, L.P.

We have audited the accompanying balance sheet of Harmony Associates, L.P. as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Grant Thornton LLP
Los Angeles, California
January 12, 2000

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 and 2002

                                     ASSETS

                                                            2003          2002
                                                        ------------  -----------
Property and equipment - (at cost, net of accumulated
  depreciation of $58,927,642 and $54,178,153,
  respectively) (Notes 4 and 6)                         $84,274,411   $88,272,567
Cash and cash equivalents                                 2,247,128     1,833,843
Investment in marketable securities (Note 2)                109,498       109,005
Cash held in escrow                                       4,654,612     4,671,259
Deferred costs (net of accumulated amortization of
  $1,821,322 and $1,655,647, respectively) (Note 5)       1,141,493     1,286,292
Other assets                                              1,240,691     1,002,139
                                                        -----------   -----------

Total Assets                                            $93,667,833   $97,175,105
                                                        ===========   ===========


                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 6)                         $67,366,819   $68,063,227
Accounts payable and other liabilities                    1,411,077     1,649,957
Due to local general partners and affiliates (Note 7)     4,025,449     3,819,933
Due to general partners and affiliates (Note 7)           6,933,531     6,020,763
                                                        -----------   -----------

Total Liabilities                                        79,736,876    79,553,880
                                                        -----------   -----------

Minority interests                                        8,079,257     8,015,243
                                                        -----------   -----------

Partners' Capital (Deficit):
Limited partners (72,896 BACs
  issued and outstanding)                                 6,470,255    10,186,465
General partners                                           (622,165)     (584,628)
Accumulated other comprehensive income:
Unrealized gain on marketable securities                      3,610         4,145
                                                        -----------   -----------

Total Partners' Capital (Deficit)                         5,851,700     9,605,982
                                                        -----------   -----------

Commitments and Contingencies (Notes 7 and 9)

Total Liabilities and Partners' Capital (Deficit)       $93,667,833   $97,175,105
                                                        ===========   ===========

See accompanying notes to consolidated financial statements.


                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2003, 2002 and 2001


                                          ----------------------------------------
                                             2003          2002           2001
                                          -----------   -----------    -----------

Revenues:
Rental income                             $14,282,724   $13,742,506    $13,339,955
Other                                       1,449,502     1,674,520      1,606,883
                                          -----------   -----------    -----------

Total Revenues                             15,732,226    15,417,026     14,946,838
                                          -----------   -----------    -----------

Expenses:

Repairs and maintenance                     2,534,896     2,569,601      2,417,802
Operating and other                         2,094,185     1,791,861      1,756,607
Real estate taxes                             995,566       986,059      1,008,991
Interest                                    4,509,840     4,565,170      4,647,954
Depreciation and amortization
  (Notes 4 and 5)                           4,915,164     5,009,392      5,103,725
General and administrative                  2,767,712     2,677,059      2,674,584
General and administrative-related parties
  (Note 7)                                  1,706,060     1,608,515      1,628,509
Loss on impairment of assets (Note 4)               0             0      2,065,000
                                          -----------   -----------    -----------

Total Expenses                             19,523,423    19,207,657     21,303,172
                                          -----------   -----------    -----------

Loss before minority interest              (3,791,197)   (3,790,631)    (6,356,334)

Minority interest in loss of subsidiaries      37,450        39,461         48,280
                                          -----------   -----------    -----------

Net loss                                  $(3,753,747)  $(3,751,170)  $ (6,308,054)
                                          ===========   ===========    ===========

Net loss - limited partners               $(3,716,210)  $(3,713,658)  $ (6,244,973)
                                          ===========   ===========    ===========

Number of BACs outstanding                     72,896        72,896         72,896
                                          ===========   ===========    ===========

Net loss per BAC                          $    (50.98)  $    (50.94)  $     (85.67)
                                          ===========   ===========    ===========


          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    YEARS ENDED MARCH 31, 2003, 2002 and 2001


                                                                             Accumulated
                                                                                Other
                                                Limited       General       Comprehensive     Comprehensive
                                 Total          Partners      Partners      Income (Loss)          Loss
                               ---------        --------      --------      -------------     -------------



Partners' capital (deficit) -  $19,669,754    $20,145,096   $ (484,035)        $    8,693
  March 31, 2000

Comprehensive Loss:
Net Loss                        (6,308,054)    (6,244,973)      (63,081)                0        (6,308,054)

Other Comprehensive Loss:
Net unrealized loss on
  marketable securities             (4,548)             0             0            (4,548)           (4,548)
                               -----------    -----------   -----------        ----------        ----------

Total Comprehensive Loss                                                                       $ (6,312,602)
                                                                                               ============

Partners' capital (deficit) -
  March 31, 2001                13,357,152     13,900,123      (547,116)            4,145

Comprehensive Loss:
Net Loss                        (3,751,170)    (3,713,658)      (37,512)                0        (3,751,170)
                               -----------    -----------   -----------        ----------      ------------

Total Comprehensive Loss                                                                       $ (3,751,170)
                                                                                               ============

Partners' capital (deficit) -
  March 31, 2002                 9,605,982     10,186,465      (584,628)            4,145

Comprehensive Loss:
Net Loss                        (3,753,747)    (3,716,210)      (37,537)                0        (3,753,747)

Other Comprehensive Loss:
Net unrealized loss on
  marketable securities               (535)             0             0              (535)             (535)
                               -----------    -----------   -----------        ----------      ------------

Total Comprehensive Loss                                                                       $ (3,754,282)
                                                                                               ============

Partners' capital (deficit) -
  March 31, 2003               $ 5,851,700    $ 6,470,255   $  (622,165)       $    3,610
                               ===========    ===========   ===========        ==========


          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2003, 2002 and 2001


                                             ----------------------------------------
                                                2003           2002*           2001*
                                             -----------   -----------    -----------
Cash flows from operating activities:
Net loss                                     $(3,753,747)  $(3,751,170)   $(6,308,054)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation and amortization                4,915,164     5,009,392      5,103,725
  Loss on impairment of assets                         0             0      2,065,000
  Minority interest in loss of subsidiaries      (37,450)      (39,461)       (48,280)
  (Increase) decrease in other assets           (238,552)       (5,698)        85,256
  Decrease in accounts payable and other
   liabilities                                  (238,880)     (205,198)      (254,461)
  Decrease (increase) in cash held in escrow      16,647     (303,649)       (55,973)
  Increase in due to general partners
   and affiliates                                912,768       918,843        995,253
  Increase in due to local general partners
   and affiliates                                 47,959       147,805         75,577
  Decrease in due to local general partners
   and affiliates                               (134,954)      (27,862)       (10,278)
                                             -----------   -----------    -----------

Net cash provided by operating activities      1,488,955     1,743,002      1,647,765
                                             -----------   -----------    -----------

Cash flows from investing activities:

  Additions to property and equipment           (751,333)     (772,121)      (771,026)
  Increase in marketable securities               (1,028)            0              0
  Increase in due to local general partners
   and affiliates                                      0         3,570         11,012
  Decrease in due to local general partners
   and affiliates                                (17,863)      (12,255)             0
                                             -----------   -----------    -----------

Net cash used in investing activities           (770,224)     (780,806)      (760,014)
                                             -----------   -----------    -----------

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2003, 2002 and 2001
                                   (continued)


                                             ----------------------------------------
                                                2003           2002*          2001*
                                             -----------   -----------    -----------

Cash flows from financing activities:
  Increase in deferred costs                     (20,876)       (3,071)             0
  Repayments of mortgage loans - net            (696,408)     (958,665)      (892,196)
  Increase in due to local general partners
   and affiliates                                547,880       241,400        221,346
  Decrease in due to local general partners
   and affiliates                               (237,506)     (156,341)       (66,434)
  Increase in capitalization of consolidated
   subsidiaries attributable to minority
   interest                                      101,464        77,228         37,212
                                             -----------   -----------    -----------

Net cash used in financing activities           (305,446)     (799,449)      (700,072)
                                             -----------   -----------    -----------

Net increase in cash and cash equivalents        413,285       162,747        187,679

Cash and cash equivalents at beginning of
  year                                         1,833,843     1,671,096      1,483,417
                                             -----------   -----------    -----------

Cash and cash equivalents at end of year     $ 2,247,128   $ 1,833,843    $ 1,671,096
                                             ===========   ===========    ===========

Supplemental disclosure of cash flow
  information:
Cash paid during the year for interest       $ 3,303,877   $ 3,477,748    $ 3,531,298
                                             ===========   ===========    ===========

* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 and 2001

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

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986. During Fiscal Years 2003, 2002 and 2001, the Partnership generated $1,710,233, $6,782,384 and
$11,106,285, respectively, in Housing Tax Credits.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 and 2001
                                   (continued)

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any.

c)  Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash in banks, and investments in short-term money market accounts (which were purchased with original maturities of three months or less).

d)  Investment in Marketable Securities

At March 31, 2003 and 2002, the Partnership has classified its marketable securities as available-for-sale.

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

f)  Property and Equipment

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 applies to all long-lived assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by the Partnership, as required, on April 1, 2002. During the years ended March 31, 2003 and 2002, the Partnership did not record a loss on impairment of assets. During the year ended March 31, 2001, the Partnership recorded $2,065,000 of losses on impairment of assets.

Property and equipment are depreciated over their estimated useful lives, which range from 20 to 40 years for properties. Property is depreciated using an accelerated or straight-line method. Equipment lives range from 5 to 7 years and are depreciated on a straight-line basis.

g)  Rental income

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The Partnership received rental subsidies which amounted to approximately $3,178,000, $2,953,000 and $2,904,000 for the years ended March 31, 2003, 2002 and 2001, respectively. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

h)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 and 2001
                                   (continued)

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

k)  Reclassification

Certain items in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

l)  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not identified any variable interest entities that were created after January 31, 2003 and is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements.

NOTE 3 - Fair Value of Financial Instruments

In accordance with SFAS No. 107 "Disclosures about Fair Value of Financial Instruments," the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash  Equivalents,  Cash Held in  Escrow,  Accounts  Payable  and Other
--------------------------------------------------------------------------------
Liabilities,  Due to Local General  Partners and Affiliates,  and Due to General
--------------------------------------------------------------------------------
Partners and Affiliates
-----------------------
The carrying amount of cash and cash equivalents, cash held in escrow, accounts payable and other liabilities approximates fair value. The fair values of Due to Local General Partners and Affiliates and Due to General Partners and Affiliates are not readily determinable because no market exists for these instruments.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 and 2001
                                   (continued)

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:


                                           March 31, 2003               March 31, 2002
                                       -----------------------      ----------------------
                                        Carrying                    Carrying
                                         Amount     Fair Value       Amount     Fair Value
                                       ---------    ----------      --------    ----------

Mortgage Notes Payable for
  which it is:

Practicable to estimate fair value     $40,794,694  $41,312,953     $42,466,269 $43,494,924
Not Practicable (a)                    $26,572,125                  $25,596,958


(a) The mortgage  notes payable are insured by HUD primarily in accordance  with
Section 236 of the National  Housing Act. New loans are no longer being  insured in accordance with Section 236 and presently existing loans are subject to restrictions regarding prepayment. Management believes the estimation of fair value to be impracticable.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                           March 31,
                                              ---------------------------------
                                                  2003                 2002
                                              -------------       -------------

Land                                          $   5,720,520       $   5,720,520
Buildings and improvements                      130,371,548         130,068,090
Other                                             7,109,985           6,662,110
                                              -------------       -------------

                                                143,202,053         142,450,720
Less:  Accumulated depreciation                 (58,927,642)        (54,178,153)
                                              -------------       -------------
                                              $  84,274,411       $  88,272,567
                                              =============       =============

Depreciation expense for the years ended March 31, 2003, 2002 and 2001 amounted to $4,749,489, $4,834,147 and, $4,939,405, respectively.

The Partnership periodically compares the carrying value of its properties to its estimate of the sum of undiscounted future cash flows and the fair value of remaining Tax Credits, to determine if the carrying value of the property is impaired. If the property is considered impaired based on this analysis, an impairment loss is recorded in order to write down the property to its fair value. In December 2000, management of Oxford Trace ("Oxford") completed a recoverability review of the carrying value of the property based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. As of December 31, 2000, management concluded that the sum of the undiscounted future cash flows estimated to be generated by the apartment project was less than the carrying value and, as a result, the Partnership recorded a loss on impairment of $290,000 for the year ended March 31, 2001, which reduced the carrying value to its estimated fair value. The estimated fair value was determined by using a discounted cash flow analysis and an estimate of the fair value of the remaining Tax Credits.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 and 2001
                                   (continued)

In 2000, management of Hunters Chase Apartments ("Hunters Chase") completed a recoverability review of the carrying value of the property based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. As of December 31, 2000, management concluded that the sum of the undiscounted future cash flows estimated to be generated by the property was less than the carrying value and, as a result, the Partnership recorded a loss on impairment of $1,775,000 for the year ended March 31, 2001, which reduced the carrying value to its estimated fair value. The estimated fair value was determined by using a discounted cash flow analysis and an estimate of the fair value of the remaining Tax Credits.

NOTE 5 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                           March 31,
                                              ---------------------------------
                                                  2003                 2002
                                              -------------       -------------
Financing expenses                            $ 2,962,815          $ 2,941,939
Less:  Accumulated amortization                (1,821,322)          (1,655,647)
                                              -----------          -----------

                                              $ 1,141,493          $ 1,286,292
                                              ===========          ===========

Financing expenses are being amortized over the life of the related mortgages, ranging from 15 to 50 years, using a method approximating the interest method.

Amortization of deferred costs for the years ended March 31, 2003, 2002 and 2001 amounted to $165,675, $175,245 and $164,320, respectively.

NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $444,000 including principal and interest with rates varying from 0% to 13.50% per annum and have maturity dates ranging from 2004 through 2042. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.

Annual principal payment on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:


Fiscal Year Ending March 31,            Amount
----------------------------        ------------
2004                               $  1,015,860
2005                                  1,089,231
2006                                  1,211,969
2007                                  1,286,602
2008                                 19,721,864
Thereafter                           43,041,293
                                     ----------

Total                               $67,366,819
                                    ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 and 2001
                                   (continued)

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

On August 7, 2002, Ogontz Hall refinanced its first mortgage payable to Citizens Bank of Pennsylvania. The former loan with Sovereign Bank with a balance of $100,411, was paid off with proceeds from its new first mortgage in an amount of $340,600 with an annual interest rate of 6.75%. Interest is payable only from inception through August 2003 and afterward monthly payments are due in an amount of $2,590, including principal and interest through August 2007. On December 31, 2001, Ogontz Hall consolidated its support mortgage from Pennsylvania Housing Finance Agency ("PHFA") of $284,592 into the support mortgage from PHFA through the Housing Opportunities Make Economic Sense ("HOMES"). The new loan bears no interest and principal payments are to be made from any excess of revenues over expenses until maturity in March 2017.

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

The General  Partners and their  affiliates  and the Local General  Partners and
their   affiliates   perform   services  for  the   Partnership  and  the  Local
Partnerships, respectively. The costs incurred are as follows:

a) Due to Local General Partners and Affiliates

At March 31, 2003 and 2002, a majority of the following fees were incurred in connection with the development of the property and have been included in the basis of the building.

Due to Local General Partners and affiliates at March 31, 2003 and 2002 consists of the following:

                                                           March 31,
                                              ---------------------------------
                                                  2003                 2002
                                              -------------        ------------
Operating advances                             $1,730,281            $1,499,261
Development fees                                1,485,911             1,503,774
Operating deficit loans (i)                       314,838               319,638
Long-term note payable                             84,154                     0
Management and other fees                         410,265               497,260
                                              -------------        ------------

                                               $4,025,449            $3,819,933
                                              =============        ============


                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 and 2001
                                   (continued)

 (i) Operating deficit loans consist of the following:

                                                           March 31,
                                              ---------------------------------
                                                  2003                 2002
                                              -------------        ------------

Oxford Trace                                  $           0          $   18,650
Wilshire Park                                       191,775             191,775


These loans are unsecured, non-interest bearing and are payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.

                                                           March 31,
                                              ---------------------------------
                                                  2003                 2002
                                              -------------        ------------


Parkside Townhomes                            $      84,635          $   84,635
Ogontz Hall                                          38,428              24,578


These loans are unsecured, non-interest bearing and are subordinate to the second mortgage.

b)  Other Expenses

The costs incurred to related parties for the years ended March 31, 2003, 2002 and 2001 were as follows:

                                                 Year  Ended  March 31,
                                          --------------------------------------
                                             2003          2002         2001
                                          -----------   -----------  -----------
Partnership management fees (a)           $  676,000    $  676,000    $  676,000
Expense reimbursement (b)                    155,977       118,659       243,998
Local administrative fee (d)                  53,000        53,000        53,000
                                          ----------    ----------    ----------
Total general and administrative-
  General Partners                           884,977       847,659       972,998
                                          ----------    ----------    ----------
Property management fees
  incurred to affiliates of the
  subsidiary partnerships'
  general partners (c)                       821,083       760,856       655,511
                                          ----------    ----------    ----------
Total general and administrative-
  related parties                         $1,706,060    $1,608,515    $1,628,509
                                          ==========    ==========    ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to General Partners amounting to approximately $5,532,000 and $4,856,000 were accrued and unpaid as of March 31, 2003 and 2002, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 and 2001
                                   (continued)

payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,071,815, $1,051,546 and $1,007,007 for the 2003, 2002 and 2001 Fiscal Years,
respectively. Of these fees, $821,083, $760,856 and $655,511 were incurred to affiliates of the subsidiary partnerships.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee of up to $2,500 from each Local Partnership.

NOTE 8 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                  Year  Ended  December 31,
                                          --------------------------------------
                                              2002          2001         2000
                                          -----------   -----------  -----------
Financial statement
Net loss                                  $(3,753,747)  $(3,751,170)  $(6,308,054)

Difference  resulting  from parent
  company  having a different fiscal
   year for income tax and financial
   reporting purposes                           4,268       (56,796)      (35,552)

Difference   between    depreciation   and
  amortization    expense   recorded   for
  financial   statement   and  income  tax
  reporting purposes                         (682,390)     (657,137)   (1,367,593)

Loss on impairment                                  0             0     2,065,000

Tax-exempt interest income                        (39)          (86)       (1,276)

Other                                       1,317,852      (146,329)      257,222
                                          -----------   -----------   -----------

Net  loss as  shown  on the  Partnership's
  income tax returns                      $(3,114,056)  $(4,611,518)  $(5,390,253)
                                          ===========   ===========   ===========

NOTE 9 - Commitments and Contingencies

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 and 2001
                                   (continued)

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 and 2001
                                   (continued)

NOTE 10 - Selected Quarterly Financial Data (Unaudited)

                                                      Quarter Ended
                       -----------------------------------------------------------------------
OPERATIONS               June 30,            September 30,       December 31,       March 31,
                           2002                  2002                2002              2003
----------             -----------           ------------        -----------       -----------
Revenues               $ 3,801,174           $  3,949,289        $ 3,921,013       $ 4,060,750


Operating expense       (4,855,206)            (4,915,151)        (4,810,530)       (4,942,536)
                       -----------           ------------        -----------       -----------

Loss before minor-
  ity interest          (1,054,032)              (965,862)          (889,517)         (881,786)

Minority interest in
  loss of subsidiar-
  ies                       10,814                  9,219              9,468             7,949
                       -----------           ------------        -----------       -----------

Net loss               $(1,043,218)          $   (956,643)       $  (880,049)      $  (873,837)
                       ===========           ============        ===========       ===========

Net loss per limited
  partnership unit     $    (14.17)          $     (12.99)       $    (11.95)      $    (11.87)
                       ===========           ============        ===========       ===========

                                                      Quarter Ended
                       -----------------------------------------------------------------------
OPERATIONS               June 30,            September 30,       December 31,       March 31,
                           2001                  2001                2001              2002
----------             -----------           ------------        -----------       -----------
Revenues               $ 3,715,507           $  3,800,395        $ 3,757,715       $ 4,143,409


Operating expense       (4,809,744)            (4,712,251)        (4,731,953)       (4,953,709)
                       -----------           ------------        -----------       -----------

Loss before minor-
  ity interest          (1,094,237)              (911,856)          (974,238)         (810,300)


Minority interest in
  loss of subsidiar-
  ies                       12,089                  9,223              9,687             8,462
                       -----------           ------------        -----------       -----------

Net loss               $(1,082,148)          $   (902,633)       $  (964,551)      $  (801,838)
                       ===========           ============        ===========       ===========

Net loss per limited
  partnership unit     $    (14.70)          $     (12.26)       $    (13.09)      $    (10.89)
                       ===========           ============        ===========       ===========

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

In December 2002, Charter Municipal Mortgage Acceptance Company ("CharterMac" which is also managed by an affiliate of Related Capital Company) announced a proposed acquisition of Related Capital Company, an affiliate of the General Partner. Pursuant to the proposed acquisition, CharterMac will acquire controlling interests in the general partners of the General Partners. This acquisition is not anticipated to affect the Partnership or its day-to-day operations as management of the General Partners will not change.

Certain information concerning the directors and executive officers of each of the General Partners is set forth below.

The Related General Partner
---------------------------

Related Freedom Associates Inc., ("RFAI") is the sole general partner of Related Freedom Associates L.P.

Name                                        Position
----                                        --------

Stephen M. Ross                             Director

Alan P. Hirmes                              President

Stuart J. Boesky                            Senior Vice President

Marc D. Schnitzer                           Vice President

Denise L. Kiley                             Vice President

Glenn F. Hopps                              Treasurer

Teresa Wicelinski                           Secretary

STEPHEN M. ROSS, 63, is the President, a Director and a shareholder of The Related Realty Group, Inc., the general partner of the Related Companies, L.P. ("TRCLP"). He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 48, has been a certified public accountant in New York since 1978. Prior to joining Related Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Vice President of Related. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 47, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 42, is responsible both for financial restructurings of real estate properties and directing Related's acquisition of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 43, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Related-sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with PricewaterhouseCoopers. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 40, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 37, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The Freedom General Partner
---------------------------

Name                                Position
----                                --------

Michael Brenner                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

MICHAEL BRENNER, 57, is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

Biographical information with respect to Messrs. Hirmes, Boesky, Schnitzer, Hopps, Ms. Kiley and Ms. Wicelinski is set forth above.

Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Partnership Agreement , the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partners collectively hold a 1% interest in all profits, losses and distributions attributable to operations and a subordinated 15% interest in such items attributable to sales and refinancings. Certain directors and officers of the General Partners receive compensation from the General Partner and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 7 to the Financial Statements in Item 8 above, which is incorporated herein by reference.

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

                                            Amount and Nature of      Percentage
Name of Beneficial Owner                    Beneficial Ownership       of Class
------------------------                    --------------------      ----------
Lehigh Tax Credit Partners, Inc.            8,375.66 (2) (3)              11.5%
J. Michael Fried                            8,375.66 (2) (3) (4)          11.5%
Alan P. Hirmes                              8,375.66 (2) (3) (4)          11.5%
Stuart J. Boesky                            8,375.66 (2) (3) (4)          11.5%
Stephen M. Ross                                          -                 -
Marc D. Schnitzer                                        -                 -
Denise L. Kiley                                          -                 -
Glenn F. Hopps                                           -                 -
All directors and executive officers of
RFAI and The Freedom General Partner as
a group (eight persons)                     8,375.66 (2) (3) (4)          11.5%


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

(3) As of May 22, 2003, Lehigh held 4,192.83 BACs and Lehigh II held 4,182.83 BACs which constitutes approximately 11.5% of the outstanding BACs owned.

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

Item 14.  Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is a general partner of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's annual report on Form 10-K for the period ending March 31, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of March 31, 2003 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                     Sequential
                                                                        Page
                                                                     ----------

(a) 1.   Financial Statements

         Independent Auditors' Reports                                   15

         Consolidated Balance Sheets as of March 31, 2003 and 2002      107

         Consolidated  Statements  of  Operations  for the years
         ended March 31, 2003, 2002 and 2001                            108

         Consolidated   Statements  of  Changes  in  Partners'
         Capital (Deficit) for the years ended March 31, 2003,
         2002 and 2001                                                  109

         Consolidated  Statements  of Cash  Flows for the  years
         ended March 31, 2003, 2002 and 2001                            110

         Notes to Consolidated Financial Statements                     112

(a) 2.   Financial Statement Schedules
         -----------------------------

         Schedule I - Condensed Financial Information of Registrant     136

         Schedule III - Real Estate and Accumulated Depreciation        139

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.   Exhibits
         --------

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

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

(21)     Subsidiaries of the Registrant                                 129

99.1     Certification  Pursuant  to Title 18 U.S.C.  Section
         1350,  as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.                                    134

(b)      Reports on Form 8-K
         --------------------

         No reports on Form 8-K were filed during the year ended March 31, 2003.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)


                                                                 Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)           of Organization
         ------------------------------                        ---------------

         Parkside Townhomes Associates                               PA
         Twin Trees Apartments                                       UT
         Bennion Park Apartments (Mulberry)                          UT
         Hunters Chase Apartments                                    AL
         Wilshire Park Apartments                                    AL
         Bethel Park Apartments                                      OH
         Zebulon Park Apartments                                     OH
         Tivoli Place Apartments                                     TN
         Northwood  Apartments                                       FL
         Oxford Trace Apartments                                     SC
         Ivanhoe Apartments Limited Partnership                      UT
         Washington Brooklyn Limited Partnership                     NY
         C.H. Development Group Associates (Manhattan B)             NY
         Davidson Court Limited Partnership                          NY
         Magnolia Mews Limited Partnership                           PA
         The Oaks Village Limited Partnership                        NC
         Greenfield Village Limited Partnership                      NC
         CLM Equities Limited Partnership (Morris Avenue)            NY
         Victoria Manor Associates                                   CA
         Ogontz Hall Investors                                       PA
         Eagle Ridge Limited Partnership                             WI
         Nelson Anderson Affordable Housing Limited Partnership      NY
         Conifer Irondequoit Associates (Abraham Lincoln)            NY
         Middletown Associates (Wilson Street)                       PA
         Lauderdale Lakes Associates, Ltd.                           FL
         Flipper Temple Associates Limited Partnership               GA
         220 Cooper Street Associates Limited Partnership            NJ
         Pecan Creek                                                 OK
         363 Grand Vendome Associates Limited Partnership            NY
         New Augusta Ltd. (Rainer Villas)                            AL
         Pine Shadow Apartments                                      MS
         Windsor Place Apartments                                    AL
         Brookwood Apartments, Ltd.                                  AL
         Heflin Hills Apartments, Ltd.                               AL
         Shadowood Apts., Ltd.                                       AL
         Brittany Associates, Ltd.                                   MS
         Hidden Valley Apartments                                    AL
         Westbrook Square Limited Partnership                        MS
         Warsaw Elderly Housing Ltd. (Royal Pines Apts.)             KY
         West Hill Square Apts., Ltd.                                AL
         Elmwood Associates                                          MS
         Harmony Gate Associates                                     CA

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


                          FREEDOM TAX CREDIT PLUS L.P.


                                    By: RELATED FREEDOM ASSOCIATES L.P.
                                        a general partner


                                        By: RELATED FREEDOM ASSOCIATES INC.,
                                            general partner

Date:  June 23, 2003

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes,
                                            President



                                    By: FREEDOM GP INC.
                                        a general partner

Date:  June 23, 2003

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan. P. Hirmes,
                                            President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


    Signature                             Title                                   Date
-------------------   -----------------------------------------------------   -------------
/s/ Alan P. Hirmes    President (Principal Executive and Financial Officer)
------------------    of Related Freedom Associates, Inc.
Alan P. Hirmes        and Freedom GP Inc.                                     June 23, 2003


/s/ Glenn F. Hopps    Treasurer (Principal Accounting Officer)
------------------    of Related Freedom Associates, Inc.
Glenn F. Hopps        and Freedom GP Inc.                                     June 23, 2003




/s/ Stephen M. Ross   Director of Related
-------------------   Freedom Associates, Inc.                                June 23, 2003
Stephen M. Ross


                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ended March 31, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit stating a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

         a) designed such disclosure controls and procedures to ensure that the material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

         c)  presented  in  this  annual   report  my   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5.  I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
         Partnership's  auditors  and to the boards of  directors of the General
         Partners:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Principal Executive Officer and
                               Principal Financial Officer
                               June 23, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By: /s/ Alan P. Hirmes
    -----------------------------
    Alan P. Hirmes
    Principal Executive Officer and Principal Financial Officer
    June 23, 2003

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES
          -------------------------------------------------------------


TO THE PARTNERS OF
FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES


In connection with our audit of the consolidated financial statements of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES included in the Form 10-K as presented in our opinion dated May 12, 2003, which is based in part on the reports of other auditors, we have also audited supporting Schedule I as of March 31, 2003 and for the year ended 2003, and Schedule III as of March 31, 2003 and for the year ended March 31, 2003. In our opinion, based on our audit, the reports of the other auditors, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.


/s/ Friedman, Alpren & Green LLP
New York, New York
May 12, 2003

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)


                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                     March 31,
                                                           -------------------------
                                                               2003          2002
                                                           -----------   -----------
Cash and cash equivalents                                  $    45,019   $    21,177
Investment in subsidiary partnerships,
  carried on an equity basis                                12,382,543    15,246,156
                                                           -----------   -----------

Total assets                                               $12,427,562   $15,267,333
                                                           ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                      $ 6,530,020   $ 5,609,252
Accounts payable and other liabilities                          45,307        52,099
                                                           -----------   -----------

Total liabilities                                            6,575,327     5,661,351

Partners' capital                                            5,852,235     9,605,982
                                                           -----------   -----------

Total liabilities and partners' capital                    $12,427,562   $15,267,333
                                                           ===========   ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS


                                                       Year  Ended  March 31,
                                             --------------------------------------
                                                 2003          2002         2001
                                             -----------   -----------  -----------
Income

Other income                                 $       237   $    10,245  $       956
                                             -----------   -----------  -----------


Expenses


Equity in losses of subsidiary partnerships    2,808,962     2,839,620    5,263,891
General and administrative                        60,045        74,136       72,121
General and administrative-related parties       884,977       847,659      972,998
                                             -----------   -----------   ----------

Total Expenses                                 3,753,984     3,761,415    6,309,010
                                             -----------   -----------   ----------

Net loss                                     $(3,753,747)  $(3,751,170) $(6,308,054)
                                             ===========   ===========  ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Year  Ended  March 31,
                                             --------------------------------------
                                                 2003          2002         2001
                                             -----------   -----------  -----------
Net loss                                     $(3,753,747)  $(3,751,170) $(6,308,054)
                                             -----------   -----------  -----------

Adjustments to reconcile net loss to net cash used in operating activities:

 Equity in losses of subsidiary partnerships   2,808,962     2,839,620    5,263,891

 Increase (decrease) in liabilities:

 Due to general partner and affiliates           920,768       894,743      932,453
 Accounts payable and other liabilities           (6,792)       (4,501)       8,089
                                             -----------   -----------  -----------

  Total adjustments                            3,722,938     3,729,862    6,204,433
                                             -----------   -----------  -----------

Net cash used in operating activities            (30,809)      (21,308)    (103,621)
                                             -----------   -----------  -----------

Cash flows from investing activities:

Distributions from subsidiaries                   54,651         3,635       26,797
                                             -----------   -----------  -----------

Net increase (decrease) in cash and
  cash equivalents                                23,842       (17,673)     (76,824)

Cash and cash equivalents, beginning of year      21,177        38,850      115,674
                                             -----------   -----------  -----------

Cash and cash equivalents, end of year       $    45,019   $    21,177  $    38,850
                                             ===========   ===========  ===========


                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2003



                                     Initial Cost to Partnership         Cost         Purchase Price
                                     ----------------------------     Capitalized      Adjustment(B)
                                                  Buildings and      Subsequent to     Building and
Description           Encumbrances     Land       Improvements        Acquisition)     Imporvements
-----------           ------------   ----------   -------------     --------------    --------------
Properties:

Parkside Townhouses
  York, PA            $  1,594,756   $  263,231   $   4,439,564     $       51,289     $          0
Twin Trees
  Layton, UT             1,119,498      112,401       2,668,179            171,518          (47,642)
Bennion (Mulberry)
  Taylorsville, UT       2,131,828      258,000       4,934,447            648,830          (22,842)
Hunters Chase
  Madison, AL            2,454,551      411,100       5,616,330         (1,481,123)        (713,028)
Bethel Park
  Bethel, OH             1,879,539      141,320       5,365,882            391,733         (846,229)
Zebulon Park
  Owensville, OH         1,580,352      165,000       4,187,880            350,537         (542,936)
Tivoli Place
  Murphreesboro, TN      1,506,347      267,500       4,146,759            324,289         (207,625)
Northwood
  Jacksonville, FL       2,720,541      494,900       6,630,321            464,249         (294,886)
Oxford Trace
  Aiken, SC                703,539      162,000       1,725,512           (616,147)        (161,049)
Wilshire
  Huntsville, AL         1,683,016      178,497       4,014,281           (872,648)        (432,405)
Ivanhoe
  Salt Lake City, UT       434,832       41,000       1,136,915             33,554                0
Washington Avenue
  Brooklyn, NY                   0       42,485       2,843,351             73,904                0
C.H. Development
  (Manhattan B)
  New York, NY           1,491,164            3       3,294,688             46,902                0
Davidson Court
  Staten Island, NY              0       96,892         773,052             37,064                0
Magnolia Mews
  Philadelphia, PA       1,643,565      200,000         668,007          2,345,777                0
Oaks Village
  Whiteville, NC         1,455,867       63,548       1,799,849            192,215                0
Greenfield Village
  Dunn, NC               1,464,452       78,296       1,806,126            158,113                0
Morris Avenue
  (CLM Equities)
  Bronx, NY              2,323,703            2       4,767,049            319,306                0
Victoria Manor
  Riverside, CA          2,326,878      615,000       5,340,962           (153,198)               0


                         Gross Amount at which Carried At Close of Period
                         ------------------------------------------------
                                    Building and                   Accumulated
Description                Land     Improvements     Total(A)      Depreciation
-----------             ---------   ------------    ---------      ------------
Properties:

Parkside Townhouses
  York, PA              $  265,796  $  4,488,288    $  4,754,084   $  1,996,181
Twin Trees
  Layton, UT               115,125     2,789,331       2,904,456      1,345,741
Bennion (Mulberry)
  Taylorsville, UT         260,565     5,557,870       5,818,435      2,730,653
Hunters Chase
  Madison, AL              413,665     3,419,614       3,833,279      2,386,726
Bethel Park
  Bethel, OH               143,885     4,908,821       5,052,706      2,528,432
Zebulon Park
  Owensville, OH           167,565     3,992,916       4,160,481      1,988,396
Tivoli Place
  Murphreesboro, TN        270,065     4,260,858       4,530,923      2,094,612
Northwood
  Jacksonville, FL         497,465     6,797,119       7,294,584      3,314,805
Oxford Trace
  Aiken, SC                164,564       945,752       1,110,316        772,025
Wilshire
  Huntsville, AL           181,060     2,706,665       2,887,725      1,618,190
Ivanhoe
  Salt Lake City, UT        42,677     1,168,792       1,211,469        475,698
Washington Avenue
  Brooklyn, NY              44,162     2,915,578       2,959,740      1,125,811
C.H. Development
  (Manhattan B)
  New York, NY               1,680     3,339,913       3,341,593      1,657,713
Davidson Court
  Staten Island, NY         98,569       808,439         907,008        295,627
Magnolia Mews
  Philadelphia, PA         201,677     3,012,107       3,213,784      1,197,023
Oaks Village
  Whiteville, NC            65,225     1,990,387       2,055,612        876,498
Greenfield Village
  Dunn, NC                  79,973     1,962,562       2,042,535        858,407
Morris Avenue
  (CLM Equities)
  Bronx, NY                  1,679     5,084,678       5,086,357      2,116,311
Victoria Manor
  Riverside, CA            616,677     5,186,087       5,802,764      2,179,595
                                                      Life on which
                                                     Depreciation in
                          Year of                     Latest Income
                        Construction/     Date        Statement are
Description              Renovation     Acquired      Computed(C)(D)
-----------             -------------  ----------    ---------------
Properties:

Parkside Townhouses
  York, PA                  1989       Sept. 1990        27.5
Twin Trees
  Layton, UT                1989        Oct. 1990        27.5
Bennion (Mulberry)
  Taylorsville, UT          1989        Oct. 1990        27.5
Hunters Chase
  Madison, AL               1989        Oct. 1990        27.5
Bethel Park
  Bethel, OH                1989        Oct. 1990        27.5
Zebulon Park
  Owensville, OH            1989        Oct. 1990        27.5
Tivoli Place
  Murphreesboro, TN         1989        Oct. 1990        27.5
Northwood
  Jacksonville, FL          1989        Oct. 1990        27.5
Oxford Trace
  Aiken, SC                 1989        Oct. 1990        27.5
Wilshire
  Huntsville, AL            1989        Oct. 1990        27.5
Ivanhoe
  Salt Lake City, UT        1991        Jan. 1991        27.5
Washington Avenue
  Brooklyn, NY              1991        Jan. 1991        27.5
C.H. Development
  (Manhattan B)
  New York, NY              1991        Jan. 1991        27.5
Davidson Court
  Staten Island, NY         1991        Mar. 1991        27.5
Magnolia Mews
  Philadelphia, PA          1991        Mar. 1991        27.5
Oaks Village
  Whiteville, NC            1991        Mar. 1991        27.5
Greenfield Village
  Dunn, NC                  1991        Mar. 1991        27.5
Morris Avenue
  (CLM Equities)
  Bronx, NY                 1991        Apr. 1991        27.5
Victoria Manor
  Riverside, CA             1991        Apr. 1991        27.5

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2003


                                     Initial Cost to Partnership         Cost         Purchase Price
                                     ----------------------------     Capitalized      Adjustment(B)
                                                  Buildings and      Subsequent to     Building and
Description           Encumbrances     Land       Improvements        Acquisition      Improvements
-----------           ------------   ----------   -------------     --------------    --------------
Ogontz Hallz
  Philadelphia, PA       2,201,751            0         328,846          3,388,898          0
Eagle Ridge
  Stoughton, WI          1,549,438      321,594       2,627,385            108,943          0
Nelson Anderson
  Bronx, NY              3,445,557            2       6,524,096             66,467          0
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY        2,815,000       20,000       5,407,108             96,415          0
Wilson Street Apts.
  (Middletown)
  Middletown, PA         1,673,496       38,449               0          3,400,788          0
Lauderdale Lakes
  Lauderdale Lakes, FL   4,873,709      873,973       3,976,744          5,663,225          0
Flipper Temple
  Atlanta, GA            2,529,780       70,519       4,907,110            699,720          0
220 Cooper Street
  Camden, NJ               962,463       41,000               0          3,664,197          0
Vendome
  Brooklyn, NY           2,605,666       12,000       4,867,584            220,536          0
Pecan Creek
  Tulsa, OK              1,019,001       50,000       1,484,923            232,054          0
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL          709,337       15,000         939,681             89,557          0
Pine Shadow Apts.
  Waveland, MS           1,624,988       74,550       2,117,989            158,826          0
Windsor Place Apts.
  Wedowee, AL              757,617       40,000         904,888             53,111          0
Brookwood Apts.
  Foley, AL              1,254,538       68,675       1,517,190             73,185          0
Heflin Hills Apts.
  Heflin, AL               735,525       50,000         841,300             45,016          0
Shadowood Apts.
  Stevenson, AL            738,686       27,000         898,800             11,575          0
Brittany Associates
  DeKalb, MS               681,830       20,000         843,592             26,646          0
Hidden Valley Apts.
  Brewton, AL            1,232,499       68,000       1,637,840             63,973          0
Westbrook Square L.P.
  Carthage, MS           1,017,223       40,000       1,254,957             28,302          0
Warsaw Elderly Housing Ltd.
  Warsaw, KY             1,127,507       98,819       1,333,606             11,828          0
West Hill Square Apts. Ltd.
  Gordo, AL                761,843       60,000         954,020             44,337          0



                         Gross Amount at which Carried At Close of Period
                         ------------------------------------------------
                                    Building and                   Accumulated
Description                Land     Improvements     Total(A)      Depreciation
-----------             ---------   ------------    ---------      ------------
Ogontz Hallz
  Philadelphia, PA           1,677     3,716,067       3,717,744      1,463,134
Eagle Ridge
  Stoughton, WI            323,271     2,734,651       3,057,922      1,464,569
Nelson Anderson
  Bronx, NY                  1,679     6,588,886       6,590,565      2,692,683
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY           21,677     5,501,846       5,523,523      2,324,158
Wilson Street Apts.
  (Middletown)
  Middletown, PA            40,126     3,399,111       3,439,237      1,283,717
Lauderdale Lakes
  Lauderdale Lakes, FL     875,668     9,638,274      10,513,942      2,771,061
Flipper Temple
  Atlanta, GA               72,196     5,605,153       5,677,349      2,029,048
220 Cooper Street
  Camden, NJ                42,677     3,662,520       3,705,197      1,490,769
Vendome
  Brooklyn, NY              13,677     5,086,443       5,100,120      2,707,755
Pecan Creek
  Tulsa, OK                 50,161     1,716,816       1,766,977        571,907
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL           15,161     1,029,077       1,044,238        318,159
Pine Shadow Apts.
  Waveland, MS              74,711     2,276,654       2,351,365        864,362
Windsor Place Apts.
  Wedowee, AL               40,161       957,838         997,999        300,116
Brookwood Apts.
  Foley, AL                 68,836     1,590,214       1,659,050        513,265
Heflin Hills Apts.
  Heflin, AL                50,161       886,155         936,316        296,824
Shadowood Apts.
  Stevenson, AL             27,161       910,214         937,375        291,699
Brittany Associates
  DeKalb, MS                20,161       870,077         890,238        280,677
Hidden Valley Apts.
  Brewton, AL               68,161     1,701,652       1,769,813        551,884
Westbrook Square L.P.
  Carthage, MS              40,161     1,283,098       1,323,259        411,413
Warsaw Elderly Housing
  Warsaw, KY                98,980     1,345,273       1,444,253        403,683
West Hill Square Apts.
  Gordo, AL                 60,161       998,196       1,058,357        308,585

                                                    Depreciation in
                         Year of                     Latest Income
                       Construction/     Date        Statement are
Description             Renovation     Acquired      Computed(C)(D)
-----------            -------------  ----------    ----------------
Ogontz Hallz
  Philadelphia, PA         1990        Apr. 1991        27.5
Eagle Ridge
  Stoughton, WI            1991         May 1991        27.5
Nelson Anderson
  Bronx, NY                1991        June 1991        27.5
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY          1991       Sept. 1991        27.5
Wilson Street Apts.
  (Middletown)
  Middletown, PA           1991       Sept. 1991        27.5
Lauderdale Lakes
  Lauderdale Lakes, F      1991        Oct. 1991        40
Flipper Temple
  Atlanta, GA              1991        Oct. 1991        27.5
220 Cooper Street
  Camden, NJ               1991        Dec. 1991        27.5
Vendome
  Brooklyn, NY             1991        Dec. 1991        20
Pecan Creek
  Tulsa, OK                1991        Dec. 1991        27.5
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL          1991        Dec. 1991        27.5
Pine Shadow Apts.
  Waveland, MS             1991        Dec. 1991        27.5
Windsor Place Apts.
  Wedowee, AL              1991        Dec. 1991        27.5
Brookwood Apts.
  Foley, AL                1991        Dec. 1991        27.5
Heflin Hills Apts.
  Heflin, AL               1991        Dec. 1991        27.5
Shadowood Apts.
  Stevenson, AL            1991        Dec. 1991        27.5
Brittany Associates
  DeKalb, MS               1990        Dec. 1991        27.5
Hidden Valley Apts.
  Brewton, AL              1991        Dec. 1991        27.5
Westbrook Square L.P.
  Carthage, MS             1990        Dec. 1991        27.5
Warsaw Elderly Housin
  Warsaw, KY               1991        Dec. 1991        27.5
West Hill Square Apts
  Gordo, AL                1991        Dec. 1991        27.5


                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2003


                                     Initial Cost to Partnership          Cost        Purchase Price
                                     ----------------------------     Capitalized      Adjustment(B)
                                                  Buildings and      Subsequent to     Building and
Description           Encumbrances     Land       Improvements        Acquisition)     Improvements
-----------           ------------   ----------   -------------     --------------    --------------
Elmwood Assoc.
  Picayune, MS             702,294       81,500         829,183             33,383                0
Harmony Gate Assoc.
  Los Angeles, CA        3,832,643            0       9,757,807             27,490                0
                      ------------------------------------------------------------------------------

                      $ 67,366,819   $5,662,256   $ 120,113,803     $   20,694,636     $ (3,268,642)
                      ==============================================================================


                      Gross Amount at which Carried At Close of Period
                      ------------------------------------------------
                                    Building and                   Accumulated
Description              Land       Improvements      Total(A)     Depreciation
-----------           -----------   ------------    ------------   ------------
Elmwood Assoc.
  Picayune, MS             81,661        862,405         944,066        257,621
Harmony Gate Assoc.
  Los Angeles, CA             161      9,785,136       9,785,297      3,772,109
                      ---------------------------------------------------------

                      $ 5,720,520   $137,481,533    $143,202,053   $ 58,927,642
                      =========================================================

                                                       Life on which
                                                      Depreciation in
                          Year of                      Latest Income
                        Construction/      Date        Statement are
Description              Renovation      Acquired      Computed(C)(D)
-----------             -------------   ----------    ----------------
Elmwood Assoc.
  Picayune, MS              1991        Dec. 1991          27.5
Harmony Gate Assoc.
  Los Angeles, CA           1992        Jan. 1992          27.5



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


                                        Cost of Property and Equipment                  Accumulated Depreciation
                                --------------------------------------------    -----------------------------------------
                                                                     Year Ended March 31,
                                -----------------------------------------------------------------------------------------
                                    2003            2002             2001           2003           2002           2001
                                ------------    ------------    ------------    -----------    -----------    -----------
Balance at beginning of year    $142,450,720    $141,678,599    $142,977,169    $54,178,153    $49,344,006    $44,409,197
Additions during year:
Improvements                         751,333         772,121         772,704
Dispositions                               0               0          (6,274)             0              0         (4,596)
Depreciation expense                                                              4,749,489      4,834,147      4,939,405
Loss on impairment of asset                0               0      (2,065,000)
                                ------------    ------------    ------------    -----------    -----------    -----------

Balance at close of year        $143,202,053    $142,450,720    $141,678,599    $58,927,642    $54,178,153    $49,344,006
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