Form 10-Q
period 2003-06-30
FREEDOM TAX CREDIT PLUS LP
filed 2003-08-01
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    ============   ============
                                                      June 30,       March 31,
                                                        2003           2003
                                                    ------------   ------------
                                                    (Unaudited)
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $60,118,820 and $58,927,642,
  respectively)                                     $ 83,229,479   $ 84,274,411
Cash and cash equivalents                              2,372,341      2,247,128
Investment in marketable securities                      107,759        109,498
Cash held in escrow                                    4,835,697      4,654,612
Deferred costs (net of accumulated
  amortization of $1,867,796
  and $1,821,322, respectively)                        1,095,019      1,141,493
Other assets                                           1,456,674      1,240,691
                                                    ------------   ------------

Total Assets                                        $ 93,096,969   $ 93,667,833
                                                    ============   ============

                                       2

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)


                                                    ============   ============
                                                      June 30,       March 31,
                                                        2003           2003
                                                    ------------   ------------
                                                    (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                            $ 67,091,012   $ 67,366,819
  Accounts payable and other
   liabilities                                         1,960,025      1,411,077
  Due to local general partners and
   affiliates                                          4,023,938      4,025,449
  Due to general partners and
   affiliates (Note 2)                                 7,170,681      6,933,531
                                                    ------------    -----------

Total Liabilities                                     80,245,656     79,736,876
                                                    ------------    -----------

Minority interests                                     8,055,836      8,079,257
                                                    ------------    -----------

Partners' Capital (Deficit):
  Limited partners (72,896 BACs
   issued and outstanding)                             5,426,316      6,470,255
  General partners                                      (632,710)      (622,165)
  Accumulated other comprehensive
   income:
  Unrealized loss on marketable
   securities                                              1,871          3,610
                                                    ------------    -----------

Total Partners' Capital (Deficit)                      4,795,477      5,851,700
                                                    ------------    -----------

Total Liabilities and Partners'
  Capital (Deficit)                                 $ 93,096,969   $ 93,667,833
                                                    ============   ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    ===========================
                                                         Three Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        2003           2002
                                                    ---------------------------
Revenues
Rental income                                       $   3,664,367  $  3,510,661
Other                                                     326,921       290,513
                                                    -------------  ------------

Total revenues                                          3,991,288     3,801,174
                                                    -------------  ------------

Expenses
General and administrative                                768,148       713,346
General and administrative-
  related parties (Note 2)                                416,123       428,139
Operating and other                                       392,394       357,771
Repairs and Maintenance                                   722,880       572,343
Real estate taxes                                         251,523       251,172
Insurance                                                 165,260       125,204
Financial                                               1,103,490     1,142,157
Depreciation and amortization                           1,237,652     1,265,074
                                                    -------------  ------------

Total expenses                                          5,057,470     4,855,206
                                                    -------------  ------------

Loss before minority interest                          (1,066,182)   (1,054,032)

Minority interest in loss of subsidiaries                  11,698        10,814
                                                    -------------  ------------

Net loss                                            $  (1,054,484) $ (1,043,218)
                                                    =============  ============

Net loss - limited partners                         $  (1,043,939) $ (1,032,786)
                                                    =============  ============

Number of BACs outstanding                                 72,896        72,896
                                                    =============  ============

Net loss per BAC                                    $      (14.32) $     (14.17)
                                                    =============  ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                              Accumulated
                                                                                                 Other
                                                                  Limited        General      Comprehensive    Comprehensive
                                                    Total         Partners       Partners     Income (loss)        Loss
                                                ------------    -----------     ----------    -------------    -------------
Partners' capital (deficit) April 1, 2003       $  5,851,700    $ 6,470,255     $ (622,165)    $    3,610

Comprehensive Loss:
Net loss - Three months ended
  June 30, 2003                                   (1,054,484)    (1,043,939)       (10,545)                    $ (1,054,484)

Net unrealized loss on marketable
  securities                                          (1,739)            0              0          (1,739)           (1,739)
                                                ------------    -----------     ----------     ----------      ------------

Total Comprehensive Loss                                                                                       $ (1,056,223)
                                                                                                               ============
Partners' capital - (deficit)
  June 30, 2003                                 $  4,795,477    $ 5,426,316     $ (632,710)    $    1,871
                                                ============    ===========     ==========     ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $ (1,054,484)   $ (1,043,218)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization                         1,237,652       1,265,074
Minority interest in loss of
  subsidiaries                                          (11,698)        (10,814)
Increase in other assets                               (215,983)       (229,118)
Increase in accounts payable
  and other liabilities                                 548,948         473,831
(Increase) decrease in cash held
  in escrow                                            (181,085)         92,218
Increase in due to general partners
  and affiliates                                        237,150         268,534
Increase in due to local general
  partners and affiliates                                12,871          11,585
Decrease in due to local general
  partners and affiliates                               (14,382)        (88,576)
                                                   ------------    ------------

Net cash provided by
  operating activities                                  558,989         739,516
                                                   ------------    ------------

Cash flows from investing activities:

Acquisition of property and
  equipment                                            (146,246)       (125,095)
                                                   ------------    ------------

Net cash used in investing
  activities                                           (146,246)       (125,095)
                                                   ------------    ------------

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ----------------------------
Cash flows from financing activities:

Repayments of mortgage notes                           (275,807)       (229,684)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                     (11,723)        (14,185)
                                                   ------------    ------------

Net cash used in financing
  activities                                           (287,530)       (243,869)
                                                   ------------    ------------

Net increase in cash and cash
  equivalents                                           125,213         370,552

Cash and cash equivalents at
  beginning of period                                 2,247,128       1,833,843
                                                   ------------    ------------

Cash and cash equivalents at
  end of period                                    $  2,372,341    $  2,204,395
                                                   ============    ============

Supplemental disclosure of cash
  flow information:
Cash paid during period for interest               $    920,486    $    942,760
                                                   ============    ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $12,000 and $11,000 for the three months ended June 30, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2003 and

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


the results of operations and its cash flows for the three months ended June 30, 2003 and 2002. However, the operating results and cash flows for the three months ended June 30, 2003 may not be indicative of the results for the entire year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


Note 2 - Related Party Transactions

The costs incurred to related parties for the three months ended June 30, 2003 and 2002 were as follows:

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ----------------------------
Partnership management fees (a)                    $    169,000    $   169,000
Expense reimbursement (b)                                39,160         52,866
Local administrative fee (c)                             13,000         13,000
                                                   ------------    -----------

Total general and administrative-
  General Partners                                      221,160        234,866
                                                   ------------    -----------
Property management fees
  incurred to  affiliates of
  the subsidiary partnerships'
  general partners (d)                                  194,963        193,273
                                                   ------------    -----------
Total general and administrative-
  related parties                                  $    416,123    $   428,139
                                                   ============    ===========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $5,701,000 and $5,532,000 were accrued and unpaid as of June 30, 2003 and March 31, 2003, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $260,658 and $257,142 for the three months ended June 30, 2003 and 2002, respectively. Of these fees, $194,963 and $193,273, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three months ended June 30, 2003 and 2002, respectively.

Note 3 - New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The Partnership is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements and will complete its assessment by September 2003.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Condensed Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's sources of funds during the three months ended June 30, 2003, include working capital reserves, interest earned on working capital and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

A  working  capital  reserve  of  approximately  $59,000,   exclusive  of  Local
Partnerships' working capital, remains as of June 30, 2003.

During the three months ended June 30, 2003 and 2002, the distributions received from the Local Partnerships approximated $3,000 and $12,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $5,701,000 and $5,532,000 were accrued and unpaid as of June 30, 2003 and March 31, 2003, respectively. Without the General Partners continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

During the three months ended June 30, 2003, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships increased approximately $125,000 due to cash provided by operating activities ($559,000) which exceeded acquisitions of property and equipment ($146,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($12,000) and repayments of mortgage notes ($276,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $1,238,000.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be experiencing downswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 local partnerships, all of which have their tax credits in place. The tax credits are attached to the property for a period of ten years and are transferable with the property during the remainder of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in the annual report on Form 10-K.

(a)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

(b)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The Partnership is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements and will complete its assessment by September 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Condensed Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

The results of operations for the three months ended June 30, 2003 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 4% for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to rental rate increases.

Other income increased by approximately $36,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to an increase in late fees at one Local Partnership and an increase in insurance refunds at two other Local Partnerships.

Total expenses, excluding repairs and maintenance and insurance, remained fairly consistent with an increase of approximately 1% for the three months ended June 30, 2003 as compared to the corresponding period in 2002.

Repairs and maintenance expenses increased by approximately $151,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to fire damage repairs at one Local Partnership and rehabilitation of apartments at a second Local Partnership.

Insurance expense increased by approximately $40,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to an increase in insurance premiums at the Local Partnerships.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is not exposed to market risk since its mortgage indebtedness bears fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., which are the general partners of Freedom Tax Credit Plus L.P. (the "Partnership"), have evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended June 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

           31.1   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

           32.1 Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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

Date:  August 1, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes, President
                                    (Principal Executive and
                                    Financial Officer)

Date:  August 1, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps, Treasurer
                                    (Principal Accounting Officer)

                            and

                            By: FREEDOM GP INC.,
                                a General Partner

Date:  August 1, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes, President
                                    (Principal Executive and
                                    Financial Officer)

Date:  August 1, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps, Treasurer
                                    (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2003 of the Partnership;

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

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

          a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


Date:     August 1, 2003
          --------------

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes
                              Principal Executive Officer and
                              Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Principal Executive Officer and Principal Financial Officer
    August 1, 2003