Form 10-Q
period 2003-09-30
FREEDOM TAX CREDIT PLUS LP
filed 2003-10-22
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X       QUARTERLY  REPORT  PURSUANT TO SECTION  13 OR 15(d) OF THE  SECURITIES
------    EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2003

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
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   ============    ============
                                                   September 30,     March 31,
                                                       2003            2003
                                                   ------------    ------------
                                                    (Unaudited)
Property and equipment - (at cost,
  net of accumulated depreciation
  of $61,308,467 and $58,927,642,
  respectively)                                    $ 82,179,680    $ 84,274,411
Cash and cash  equivalents                            2,292,425       2,247,128
Investment  in  marketable  securities                  109,273         109,498
Cash held in escrow                                   5,106,276       4,654,612
Deferred costs (net of accumulated
  amortization of $1,913,021
  and $1,821,322, respectively)                       1,049,794       1,141,493
Other assets                                          1,400,023       1,240,691
                                                   ------------    ------------

Total Assets                                       $ 92,137,471    $ 93,667,833
                                                   ============    ============

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                                                   ============    ============
                                                   September 30,     March 31,
                                                       2003            2003
                                                   ------------    ------------
                                                    (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 66,850,015    $ 67,366,819
  Accounts payable and other
   liabilities                                        2,068,380       1,411,077
  Due to local general partners and
   affiliates                                         3,936,867       4,025,449
  Due to general partners and
   affiliates (Note 2)                                7,366,246       6,933,531
                                                   ------------    ------------

Total Liabilities                                    80,221,508      79,736,876
                                                   ------------    ------------

Minority interests                                    8,040,974       8,079,257
                                                   ------------    ------------

Partners' Capital (Deficit):
  Limited partners (72,896 BACs
   issued and outstanding)                            4,509,207       6,470,255
  General partners                                     (641,974)       (622,165)
  Accumulated other comprehensive
   income:
  Unrealized loss on marketable
   securities                                             7,756           3,610
                                                   ------------    ------------

Total Partners' Capital (Deficit)                     3,874,989       5,851,700
                                                   ------------    ------------

Total Liabilities and Partners'
  Capital (Deficit)                                $ 92,137,471    $ 93,667,833
                                                   ============    ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      ============================    ============================
                           Three Months Ended              Six Months Ended
                              September 30,                   September 30,
                      ----------------------------    ----------------------------
                          2003            2002            2003            2002
                      ----------------------------    ----------------------------
Revenues
Rental income         $  3,623,562    $  3,561,670    $  7,287,929    $  7,072,331
Other                      414,400         387,619         741,321         678,132
                      ------------    ------------    ------------    ------------

Total revenues           4,037,962       3,949,289       8,029,250       7,750,463
                      ------------    ------------    ------------    ------------

Expenses
General and
  administrative           688,221         671,036       1,456,369       1,384,382
General and
  administrative-
  related parties
  (Note 2)                 444,333         407,916         860,456         836,055
Operating and
  other                    335,582         382,072         727,976         739,843
Repairs and
  maintenance              680,570         657,321       1,403,450       1,229,664
Real estate taxes          247,241         240,264         498,764         491,436
Insurance                  170,297         132,743         335,557         257,947
Financial                1,172,494       1,165,618       2,275,984       2,307,775
Depreciation and
  amortization           1,234,872       1,258,181       2,472,524       2,523,255
                      ------------    ------------    ------------    ------------

Total expenses           4,973,610       4,915,151      10,031,080       9,770,357
                      ------------    ------------    ------------    ------------

Loss before
  minority interest       (935,648)       (965,862)     (2,001,830)     (2,019,894)

Minority interest
  in loss of
  subsidiary
  partnerships               9,275           9,219          20,973          20,033
                      ------------    ------------    ------------    ------------

Net loss              $   (926,373)   $   (956,643)   $ (1,980,857)   $ (1,999,861)
                      ============    ============    ============    ============

Net loss - limited
  partners            $   (917,109)   $   (947,076)   $ (1,961,048)   $ (1,979,862)
                      ============    ============    ============    ============

Number of BACs
  outstanding               72,896          72,896          72,896          72,896
                      ============    ============    ============    ============

Net loss per BAC      $     (12.58)   $     (12.99)   $     (26.90)   $     (27.16)
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other
                                                            Limited        General      Comprehensive  Comprehensive
                                               Total        Partners       Partners     Income (loss)      Loss
                                            -----------    -----------    -----------   -------------    -----------

Partners' capital (deficit) April 1, 2003   $ 5,851,700    $ 6,470,255    $  (622,165)   $     3,610

Comprehensive Loss:
Net loss - Six months ended
  September 30, 2003                         (1,980,857)    (1,961,048)       (19,809)                  $(1,980,857)

Net unrealized gain on marketable
  securities                                      4,146              0              0          4,146          4,146
                                            -----------    -----------    -----------    -----------    -----------

Total Comprehensive Loss                                                                                $(1,976,711)
                                                                                                        ===========

Partners' capital - (deficit)
  September 30, 2003                        $ 3,874,989    $ 4,509,207    $  (641,974)   $     7,756
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)

                                                   ============================
                                                        Six Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2003             2002
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $(1,980,857)     $(1,999,861)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization                        2,472,524        2,523,255
Minority interest in loss of
  subsidiaries                                         (20,973)         (20,033)
Increase in cash held
  in escrow                                           (451,664)        (284,844)
Increase in other assets                              (154,961)        (189,140)
Increase in accounts payable
  and other liabilities                                657,303          742,207
Increase in due to general partners
  and affiliates                                       432,715          482,623
Increase in due to local general
  partners and affiliates                               14,632           58,917
Decrease in due to local general
  partners and affiliates                             (103,214)        (320,527)
                                                   -----------      -----------

Net cash provided by
  operating activities                                 865,505          992,597
                                                   -----------      -----------

Cash flows from investing activities:

Acquisition of property and
  equipment                                           (286,094)        (224,924)
                                                   -----------      -----------

Net cash used in investing
  activities                                          (286,094)        (224,924)
                                                   -----------      -----------

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Six Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2003             2002
                                                   ----------------------------
Cash flows from financing activities:

Repayments of mortgage notes                          (516,804)        (424,539)
Decrease in capitalization of
  consolidated subsidiaries and
  distributions attributable to
  minority interest                                    (17,310)         (10,765)
                                                   -----------      -----------

Net cash used in financing
  activities                                          (534,114)        (435,304)
                                                   -----------      -----------

Net increase in cash and cash
  equivalents                                           45,297          332,369

Cash and cash equivalents at
  beginning of period                                2,247,128        1,833,843
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 2,292,425      $ 2,166,212
                                                   ===========      ===========

Supplemental disclosure of cash
  flow information:
Cash paid during period for interest               $ 2,045,256      $ 2,079,207
                                                   ===========      ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

Losses attributable to minority interests aggregated approximately $9,000, $9,000, $21,000 and $20,000 for the three and six months ended September 30, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30,

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


2003 and the results of operations for the three and six months ended September 30, 2003 and 2002 and cash flows for the six months ended September 30, 2003 and 2002. However, the operating results and cash flows for the six months ended September 30, 2003 may not be indicative of the results for the entire year.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


Note 2 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 30, 2003 and 2002 were as follows:

                         Three Months Ended       Six Months Ended
                            September 30,           September 30,
                        --------------------    --------------------
                          2003        2002        2003        2002
                        --------------------    --------------------
Partnership manage-
  ment fees (a)         $169,000    $169,000    $338,000    $338,000
Expense reimburse-
  ment (b)                59,602      34,464      98,762      87,330
Local administra-
  tive fee (c)            14,000      14,000      27,000      27,000
                        --------    --------    --------    --------

Total general and
  administrative-
  General Partners       242,602     217,464     463,762     452,330
Property manage-
  ment fees
  incurred to
  affiliates of
  the subsidiary
  partnerships'
  general
  partners (d)           201,731     190,452     396,694     383,725
                        --------    --------    --------    --------
Total general and
  administrative-
  related parties       $444,333    $407,916    $860,456    $836,055
                        ========    ========    ========    ========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $5,870,000 and $5,532,000 were accrued and unpaid as of September 30, 2003 and March 31, 2003, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $268,168, $253,677, $528,826 and $510,819 for the three and six months ended
September 30, 2003 and 2002, respectively. Of these fees, $201,731, $190,452, $396,694 and $383,725, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three and six months ended September 30, 2003 and 2002, respectively.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


Note 3 - New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 does not have a material impact on the Partnership's financial reporting and disclosures.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's sources of funds during the six months ended September 30, 2003, include working capital reserves, interest earned on working capital and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

A  working  capital  reserve  of  approximately  $44,000,   exclusive  of  Local
Partnerships' working capital, remains as of September 30, 2003.

During the six months ended September 30, 2003 and 2002, the distributions received from the Local Partnerships approximated $3,400 and $19,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $5,870,000 and $5,532,000 were accrued and unpaid as of September 30, 2003 and March 31, 2003, respectively. Without the General Partners continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so and to the extent cash flow becomes available, such fees will be paid. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

During the six months ended September 30, 2003, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships increased approximately $45,000 due to cash provided by operating activities ($866,000) which exceeded acquisitions of property and equipment ($286,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($17,000) and repayments of mortgage notes ($517,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $2,473,000.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be experiencing downswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 local partnerships, all of which have their tax credits in place, and are expected to expire in 2003. The tax credits are attached to the property for a period of ten years and are transferable with the property during the remainder of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 does not have a material financial reporting and disclosures.

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

Results of Operations
---------------------

The results of operations for the three and six months ended September 30, 2003 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 2% and 3% for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to rental rate increases.

Total expenses, excluding operating and other, repairs and maintenance and insurance, remained fairly consistent with an increase of approximately 1% for both the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002.

Operating expenses decreased by approximately $46,000 and $12,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to an adjustment in the accrual of water and sewer expense at one Local Partnership.

Repairs and maintenance expenses increased by approximately $23,000 and $174,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to fire damage repairs at one Local Partnership and rehabilitation of apartments at a second Local Partnership.

Insurance expense increased by approximately $38,000 and $78,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to an increase in insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is not exposed to market risk since its mortgage indebtedness bears fixed rates of interest.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., which are the general partners of Freedom Tax Credit Plus L.P. (the "Partnership"), have evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended September 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

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

Date:  October 22, 2003

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes, President
                                   (Principal Executive and
                                   Financial Officer)

Date:  October 22, 2003

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps, Treasurer
                                   (Principal Accounting Officer)

                           and

                           By: FREEDOM GP INC.,
                               a General Partner

Date:  October 22, 2003

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes, President
                                   (Principal Executive and
                                   Financial Officer)

Date:  October 22, 2003

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps, Treasurer
                                   (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)

I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


          Date: October 22, 2003
                ----------------

                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes
                                                Principal Executive Officer and
                                                Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13A-14(B) OR RULE 15D-14(B) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Principal Executive Officer and Principal Financial Officer
    October 22, 2003