Form 10-K
period 2004-03-31
FREEDOM TAX CREDIT PLUS LP
filed 2004-06-25
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-24652

                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             13-3533987
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                               10022
----------------------------------------                       -----------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                      -----  -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2003 was $4,509,000 based on Limited Partner equity as of such date.

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

                                     PART I

Item 1. Business.

General
-------

Freedom Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on August 28, 1989. The General Partners of the Partnership are Related Freedom Associates L.P., a Delaware limited partnership (the "Related General Partner"), and Freedom GP Inc., a Delaware corporation (the "Freedom General Partner" and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Freedom Associates Inc., a Delaware corporation. The General Partners are both affiliates of Related Capital
Company. On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Freedom General Partner. On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager L.L.C., the sole shareholder of Related Freedom Associates, Inc., the general partner of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

On  February  9,  1990,  the  Partnership   commenced  a  public  offering  (the
"Offering")  of  Beneficial   Assignment   Certificates   ("BACs")  representing
assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), pursuant to a prospectus dated February 9, 1990, as supplemented by supplements thereto, dated December 7, 1990, May 10, 1991, July 10, 1991 and July 23, 1991 (as so supplemented, the "Prospectus").

The Partnership received $72,896,000 of the gross proceeds of the Offering from 4,780 investors, and the Offering was terminated on August 8, 1991. (See Item 8, "Financial Statements and Supplementary Data," Note 1 of Notes to Consolidated Financial Statements.)

The Partnership was formed to invest as a limited partner in other limited partnerships ("Local Partnerships"), each of which owns one or more leveraged low-income multi-family residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, the "Tax Credits"). The Partnership's investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership. As of March 31, 2004, the Partnership has acquired interests in forty-two Local Partnerships. As of March 31, 2004, approximately $58,000,000 of net proceeds had been invested in such Local Partnerships, representing all of the Partnership's net proceeds available for investment. Subsequent to March 31, 2004 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, "Properties," below.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the

Partnership has an interest has been allocated by the relevant state credit agency the authority to recognize Housing Tax Credits during the Credit Period, provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Housing Tax Credits at all times during the 15-year period (the "Compliance Period"). Once a Local Partnership has become eligible to recognize Housing Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Housing Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Housing Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Housing Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years (the "Compliance Period") in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years.

The Partnership generated $0, $1,710,233 and $6,782,384 in Tax Credits during the 2003, 2002 and 2001 Fiscal Years, respectively. As of December 31, 2002 all the Local Partnerships have completed their tax credit periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period will end between December 31, 2004 and December 31, 2007 with respect to the Properties depending upon when the Credit Period commenced.

The Partnership continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

As of March 31, 2004, cash distributions received from the Local Partnerships have been relatively immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

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

                           Local Partnership Schedule
                           --------------------------

                                                                % of Units Occupied  at  May 1,
Name and Location                                        ---------------------------------------------
(Number of Units)                      Date Acquired      2004     2003     2002        2001     2000
----------------------------------     --------------    ------   ------   ------      ------   ------
Parkside Townhomes

York, PA (53)                          September 1990      98%      89%      87%         94%      98%

Twin Trees
Layton, UT (43)                        October 1990        95%      95%      98%        100%      98%

Bennion (Mulberry)
Taylorsville, UT (80)                  October 1990        93%      88%      96%         94%      90%

Hunters Chase
Madison, AL (91)                       October 1990        80%      95%      93%         95%      89%

Wilshire Park
Huntsville, AL (65)                    October 1990        91%      88%      94%         95%      94%

Bethel Park
Bethel, OH (84)                        October 1990        96%      89%      80%         86%      95%

Zebulon Park
Owensville, OH (66)                    October 1990        94%      94%      95%         97%      96%

Tivoli Place
Murphreesboro, TN (61)                 October 1990        90%      92%      89%         88%      95%

Northwood (Hartwood)
Jacksonville, FL (110)                 October 1990        97%      92%     100%         95%      96%

Oxford Trace
Aiken, SC (29)                         October 1990        96%      97%      79%         97%      93%

Ivanhoe Apts
Salt Lake City, UT (19)                January 1991       100%      79%      95%         95%     100%

Washington Brooklyn
Brooklyn, NY (24)                      January 1991       100%     100%     100%        100%     100%

Manhattan B (C.H. Development)
New York, NY (35)                      January 1991        97%     100%     100%         97%      94%

Davidson Court
Staten Island, NY (38)                 March 1991          97%     100%     100%        100%      95%

Magnolia Mews
Philadelphia, PA (63)                  March 1991          95%      98%     100%        100%     100%

Oaks Village
Whiteville, NC (40)                    March 1991         100%      98%     100%         98%      98%


                           Local Partnership Schedule
                           --------------------------
                                   (continued)
                                   -----------

                                                                % of Units Occupied  at  May 1,
Name and Location                                        ---------------------------------------------
(Number of Units)                      Date Acquired      2004     2003     2002        2001     2000
----------------------------------     --------------    ------   ------   ------      ------   ------
Greenfield Village
Dunn, NC (40)                          March 1991          98%      98%     100%         95%     100%

Morris Avenue (CLM Equities)
Bronx, NY (58)                         April 1991         100%     100%     100%        100%     100%

Victoria Manor
Riverside, CA (112)                    April 1991         100%     100%     100%        100%      98%

Ogontz Hall
Philadelphia, PA (35)                  April 1991          90%     100%      65%(a)     100%      84%

Eagle Ridge
Stoughton, WI (54)                     May 1991            87%      89%      93%         96%      91%

Nelson Anderson
Bronx, NY (81)                         June 1991           98%      98%      96%         98%      99%

Abraham Lincoln Apts
Irondequoit, NY (69)                   September 1991      86%      83%      94%         91%     100%

Wilson Street Apts. (Middletown)
Middletown, PA (44)                    September 1991      98%      98%      95%         91%     100%

Lauderdale Lakes
Lauderdale Lakes, FL (172)             October 1991        99%      97%      96%         95%      94%

Flipper Temple
Atlanta, GA (163)                      October 1991       100%      97%     100%         96%      97%

220 Cooper Street
Camden, NJ (29)                        December 1991      100%     100%      93%         97%     100%

Pecan Creek
Tulsa, OK (47)                         December 1991       96%      92%      94%         98%      98%

Vendome
Brooklyn, NY (24)                      December 1991      100%     100%     100%        100%     100%

Rainer Villas
New Augusta, MS (20)                   December 1991      100%      85%     100%        100%     100%

Pine Shadow Apts
Waveland, MS (48)                      December 1991      100%      98%     100%        100%     100%

Windsor Place
Wedowee, AL (24)                       December 1991      100%     100%     100%        100%     100%

Brookwood Apts
Foley, AL (38)                         December 1991       84%      95%      98%         95%      97%


                           Local Partnership Schedule
                           --------------------------
                                   (continued)
                                   -----------

                                                                % of Units Occupied  at  May 1,
Name and Location                                        ---------------------------------------------
(Number of Units)                      Date Acquired      2004     2003     2002        2001     2000
----------------------------------     --------------    ------   ------   ------      ------   ------
Heflin Hills Apts
Heflin, AL (24)                        December 1991      100%     100%     100%        100%      96%

Shadowood Apts
Stevenson, AL (24)                     December 1991      100%     100%     100%        100%      91%

Brittany Apts
DeKalb, MS (25)                        December 1991      100%     100%     100%        100%     100%

Hidden Valley Apts
Brewton, AL (40)                       December 1991      100%     100%      99%        100%     100%

Westbrook Square
Carthage, MS (32)                      December 1991       97%      97%      88%         88%      91%

Royal Pines Apts. (Warsaw Elderly)
Warsaw, KY (36)                        December 1991      100%     100%     100%        100%     100%

West Hill Square
Gordo, AL (24)                         December 1991      100%     100%     100%        100%     100%

Elmwood Manor
Picayune, MS (24)                      December 1991      100%     100%     100%        100%     100%

Harmony Gate Apts
Los Angeles, CA (70)                   January 1992        97%      99%      97%         97%      96%

(a) Property undergoing renovations.

None of the Local Partnership's assets or revenue balances are greater than 10% of the Partnership's total assets or revenue balances.

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

The General Partners generally required that the general partners of the Local Partnerships ("Local General Partners") undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Operating Deficit Guarantees, amounts funded are treated as operating loans, which do not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2004, all Operating Deficit Guarantees have expired and $288,259 of operating loans are outstanding.

Item 3. Legal Proceedings.

Washington Brooklyn
-------------------
In or about September 2003, two putative mortgagees commenced a mortgage foreclosure action in the Supreme Court of the State of New York, Kings County (the "Court"), entitled 150 Beach 120th Street Inc. v. Washington Brooklyn Limited Partnership, Index No. 35255/2003, seeking to foreclose on an alleged $100,000 loan and mortgage against the real property (the "Apartment Complex") owned by Washington Brooklyn Limited Partnership ("Washington"). Apparently, the former general partner of Washington, BUFNY Houses of Brooklyn, Inc. ("BUFNY"), allegedly granted two mortgages in the amounts of $225,000 and $100,000 secured by the Apartment Complex. Each of the foregoing mortgages was granted without the knowledge of Freedom SLP, L.P. (the "Special Limited Partner") or the Partnership (collectively the "Freedom LPs") or the consent of the Special Limited Partner, as required by Washington's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Freedom LPs believe that BUFNY did not use the alleged loan proceeds for the benefit of Washington or the Apartment Complex. For these and other reasons, the Freedom LPs contend that the alleged mortgages are invalid.

In addition, BUFNY allegedly failed to comply with the terms of either mortgage, which resulted in the holders of the alleged $100,000 mortgage commencing the foreclosure proceedings. BUFNY did not appear in or otherwise respond to the foreclosure proceedings. The holders of the alleged $225,000 mortgage have not yet, to the knowledge of the Freedom LPs, commenced any foreclosure proceedings.

Shortly after the Freedom LPs became aware of these foreclosure proceedings, their counsel contacted counsel for the plaintiffs and mortgagees in an effort to learn more about the alleged mortgages and to resolve the disputes relating to the mortgages. When those efforts failed, the Freedom LPs filed a motion to intervene in the foreclosure action and for leave to file a late answer on behalf of themselves and Washington. The Freedom LPs contend that the mortgages are invalid and that Washington is not liable for them or the underlying indebtedness. A hearing on the Freedom LPs' motion was held on June 16, 2004 and the Court reserved ruling on that motion, which is now fully submitted and pending a decision by the Court. The Court, however, has stayed all further proceedings in the foreclosure action until it decides the Freedom LPs' motion. If the Court were to deny the Freedom LPs motion or reject their defenses on the merits to the foreclosure action, it is possible that the Apartment Complex might be foreclosed upon and the Partnership might lose its title to and interests in the Apartment Complex. However, the final outcome of this case cannot be determined at this time.

In addition, due to BUFNY's breach of fiduciary duties and breaches of the Partnership Agreement, the Special Limited Partner exercised its rights under the Partnership Agreement to remove BUFNY as Washington's general partner and to substitute itself as the new replacement general partner, effective April 26, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2004, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $72,896,000. All of the issued and outstanding Limited Partnership Interests have been issued to Freedom Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs. As of May 12, 2004, the Partnership has 4,126 registered holders of an aggregate of 72,896 BACs.

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

There are no material restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2004. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                     For the Years Ended March 31,
                          ---------------------------------------------------------------------------------
OPERATIONS                     2004             2003             2002             2001             2000
-----------------------   -------------    -------------    -------------    -------------    -------------
Revenues                  $  16,373,601    $  15,732,226    $  15,417,026    $  14,946,838    $  14,333,134
Expenses                    (20,165,525)     (19,523,423)     (19,207,657)     (19,238,172)     (18,617,952)
Loss on impairment of
  of assets                           0                0                0       (2,065,000)        (500,000)
                          -------------    -------------    -------------    -------------    -------------

Loss before minority
  interest                   (3,791,924)      (3,791,197)      (3,790,631)      (6,356,334)      (4,784,818)

Minority interest                36,960           37,450           39,461           48,280           50,054
                          -------------    -------------    -------------    -------------    -------------

Net loss                  $  (3,754,964)   $  (3,753,747)   $  (3,751,170)   $  (6,308,054)   $  (4,734,764)
                          =============    =============    =============    =============    =============

Per  BAC:
  Net loss                $      (51.00)   $      (50.98)   $      (50.94)   $      (85.67)   $      (64.30)
                          =============    =============    =============    =============    =============


                                                    For the Years Ended March 31,
                          ---------------------------------------------------------------------------------
OPERATIONS                     2004             2003             2002             2001             2000
-----------------------   -------------    -------------    -------------    -------------    -------------
Total assets              $  89,939,866    $  93,667,833    $  97,175,105    $ 100,937,211    $ 107,181,062
                          =============    =============    =============    =============    =============

Mortgage notes payable    $  66,285,158    $  67,366,819    $  68,063,227    $  69,021,892    $  69,914,088
                          =============    =============    =============    =============    =============

Total liabilities         $  79,841,161    $  79,736,876    $  79,553,880    $  79,602,583    $  79,522,764
                          =============    =============    =============    =============    =============

Total partners' capital   $   2,096,736    $   5,851,700    $   9,605,982    $  13,357,152    $  19,669,754
                          =============    =============    =============    =============    =============

Cash Distributions
------------------

The Partnership has made no distributions to the BACs holders as of March 31, 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

General
-------

During the year ended March 31, 2004, the primary sources of liquidity included working capital, interest earned on working capital, and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

Working capital of approximately $19,000, exclusive of Local Partnerships' working capital, remains as of March 31, 2004. It is used to pay operating expenses of the Partnership, including Partnership management fees payable to the General Partners and advances to Local Partnerships if warranted.

During the fiscal year ended March 31, 2004, cash and cash equivalents of the Partnership and its forty-two Local Partnerships increased approximately
$246,000 due to cash provided by operating activities ($2,601,000) and a decrease in marketable securities ($109,000) which exceeded capital improvements ($1,014,000), a net decrease in due to local general partners and affiliates relating to investing and finance activities ($324,000), increase in deferred costs ($5,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($40,000) and net repayments of mortgage loans ($1,082,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($4,979,000).

During the years ended March 31, 2004 ("Fiscal Year 2004"), March 31, 2003 ("Fiscal Year 2003"), and March 31, 2002 ("Fiscal Year 2002") the amounts
received  from  the  Local  Partnerships  were  $15,544,   $54,649  and  $3,637,
respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the paragraph above, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to General Partners amounting to approximately $6,208,000 and $5,532,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

On October 20, 1999 President Clinton signed the Fiscal Year 2000 VA, the HUD Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000," reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market. As of March 31, 2004, none of the Local Partnerships have opted to enter the Mark-to-Market Program and therefore this has no impact on the Partnership.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. The Partnership has not entered into any transactions with variable interest entities. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted estimated future cash flows) when the property is considered to be impaired and the carrying value exceeds estimated fair value.

During the years ended March 31, 2004, 2003 and 2002, the Partnership did not record a loss on impairment of assets. Through March 31, 2004, the Partnership has recorded an aggregate of $3,665,000 of losses on impairment of assets.

The Partnership's primary source of income continues to be rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The Partnership received rental subsidies which amounted to approximately $3,326,225, $3,178,000 and $2,953,000 for the years ended March 31, 2004, 2003 and 2002, respectively. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

2004 vs. 2003
-------------

Rental income increased approximately 4% for the year ended March 31, 2004 as compared to 2003, primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance, remained fairly consistent with an increase of approximately 2% for the year ended March 31, 2004 as compared to 2003.

Repairs and maintenance increased approximately $298,000 for the year ended March 31, 2004 as compared to 2003, primarily due to exterior painting and the replacement of awnings at one Local Partnership and the replacement of carpets, interior painting and fire damage repairs at a second Local Partnership.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments as of March 31, 2004 to make future payments under its debt agreements and other contractual obligations.

                                Less than     1 - 3        3 -5       More than
                     Total       1 Year       Years        Years       5 Years
                  -----------   ---------   ---------   ----------   -----------
Mortgage notes

   payable (a)    $66,285,158   1,129,517   $3,243,42   $20,794,47   $41,117,743
                  ===========   =========   =========   ==========   ===========

(a) The mortgage notes are payable in aggregate monthly installments of approximately $450,000 including principal and interest with rates varying from 0% to 13.50% per annum and have maturity dates ranging from 2005 through 2042. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.

Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

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

Other
-----

As of December 31, 2002, the Tax Credit Period for all of the Properties has expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. During the years ended March 31, 2004, 2003 and 2002, the Housing Tax Credits received by the Partnership for income tax purposes totaled $0, $1,710,233 and $6,782,384, respectively.

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

The Partnership does not anticipate that it will be in a position to make cash distributions at any time prior to the disposition of the Properties. If distributions of operating cash flow are made, it is expected that they will be limited. As of March 31, 2004, no such distributions have been made.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership does not have any market sensitive instruments.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements

         Reports of Independent Registered Public Accounting Firms         16

         Consolidated Balance Sheets as of March 31, 2004 and 2003        109

         Consolidated Statements of Operations for the years ended
         March 31, 2004, 2003 and 2002                                    110

         Consolidated  Statements of Changes in Partners' Capital
         (Deficit) for the years ended March 31, 2004, 2003 and
         2002                                                             111

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2004, 2003 and 2002                                    112

         Notes to Consolidated Financial Statements                       114

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




TO THE PARTNERS OF
FREEDOM TAX CREDIT PLUS L.P.


         We have audited the accompanying consolidated balance sheets of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES as of March 31, 2004 and 2003 and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of forty-two and forty subsidiary partnerships, whose losses aggregated $2,809,693 and $3,382,460 for the years ended March 31, 2004 and 2003, and whose assets constituted 99% and 91% of consolidated assets at March 31, 2004 and 2003, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES as of March 31, 2004 and the results of their operations and their cash flows for the year ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.



/s/ Friedman, Alpren & Green, LLP
New York, New York
May 17, 2004, except for the information under the heading "Washington Brooklyn" in Note 9, as to which the date is June 16, 2004.

             Report of Independent Registered Public Accounting Firm


The Partners
Freedom Tax Credit Plus L.P.:

We have audited the accompanying consolidated statements of operations, changes in partners' capital (deficit), and cash flows of Freedom Tax Credit Plus L.P. and consolidated partnerships for the year ended March 31, 2002. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules for the year ended March 31, 2002. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement  schedules  based  on  our  audit.  We did  not  audit  the  financial statements and financial statement schedules of 25 of the consolidated partnerships, which financial statements reflect combined revenues constituting 40% of the related consolidated totals. Those financial statements and financial statement schedules were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Freedom Tax Credit Plus L.P. and consolidated partnerships for the year ended March 31, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, based on our audit and the reports of other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

New York, New York
May 18, 2002

[Letterhead of McKonly & Asbury LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Parkside Townhomes Associates                Pennsylvania Housing Finance Agency
Lancaster, Pennsylvania                                 Harrisburg, Pennsylvania

We have audited the accompanying balance sheets of Parkside Townhomes Associates (a limited partnership), PHFA Project No. 0 - 90 as of December 31, 2003 and 2002, and the related statements of profit and loss, partners' equity, and cash flows, for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Townhomes Associates at December 31, 2003 and 2002, and its profit and loss, partners' equity, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and Pennsylvania Housing Finance Agency's Financial Reporting Manual, we have also issued our report dated January 27, 2004 on our consideration of Parkside Townhomes Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, PHFA regulations, contracts and grants and have rendered our reports thereon on pages 25 and 26. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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


/s/ McKonly & Asbury LLP
Harrisburg, Pennsylvania
January 27, 2004

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


/s/ McKonly & Asbury LLP
Harrisburg, Pennsylvania
February 6, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Twin Trees Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Twin Trees Apartments, A Limited Partnership (the Partnership) as of December 31, 2003 and 2002, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Trees Apartments, A Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

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



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Bennion Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Bennion Park Apartments, A Limited Partnership as of December 31, 2003 and 2002 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennion Park Apartments, A Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

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




/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Hunters Chase Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Hunters Chase Apartments, A Limited Partnership as of December 31, 2003 and 2002 and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Chase Apartments, A Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

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



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Wilshire Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Wilshire Apartments, A Limited Partnership as of December 31, 2003 and 2002, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Apartments, A Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

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



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Bethel Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Bethel Park Apartments, A Limited Partnership (the Partnership) as of December 31, 2003 and 2002, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Park Apartments, A Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

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



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Zebulon Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheet of Zebulon Park Apartments, A Limited Partnership (the Partnership) as of December 31, 2003, and 2002, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zebulon Park Apartments, A Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

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



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Tivoli Place Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Tivoli Place Apartments, A Limited Partnership (the Partnership) as of December 31, 2003, and 2002, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tivoli Place Apartments, A Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

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



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Northwood Apartments of Georgia,
A Limited Partnership:

We have audited the accompanying balance sheets of Northwood Apartments of Georgia, A Limited Partnership as of December 31, 2003 and 2002 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Apartments of Georgia, A Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

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



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Oxford Trace Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of Oxford Trace Apartments, A Limited Partnership (the Partnership) as of December 31, 2003 and 2002 and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Trace Apartments, A Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

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



/s/ KPMG LLP
Atlanta, Georgia
February 7, 2003

INDEPENDENT AUDITORS' REPORT

To the Partners of
Ivanhoe Apartments Limited Partnership

We have audited the accompanying balance sheet of Ivanhoe Apartments Limited Partnership (a Limited Partnership) as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivanhoe Apartments Limited Partnership at December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 13, 2004

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



/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 9, 2003

[Letterhead of AGBIMSON & CO., PLLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Washington Brooklyn Limited Partnership
(A State of Delaware Limited Partnership)

We have audited the accompanying balance sheet of Washington Brooklyn Limited Partnership (A State of Delaware Limited Partnership) as of December 31, 2003, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted the audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph, present fairly in all material respects, the financial position of Washington
Brooklyn Limited Partnership as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ AGBIMSON & CO., PLLC
Rockville Centre, New York
March 31, 2004

[Letterhead of Richard J. Klinkowitz]

To the Partners C-H DEVELOPMENT  GROUP  ASSOCIATES
(A LIMITED  PARTNERSHIP)
625 Madison Avenue New York, New York 10022

Gentlemen:

I have audited the accompanying balance sheet of C-H DEVELOPMENT GROUP ASSOCIATES (a New York Limited Partnership) as of December 31, 2003 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on the audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H DEVELOPMENT GROUP ASSOCIATES as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Richard J. Klinkowitz
Far Rockaway, New York
February 18, 2004

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

Respectfully submitted,

/s/ Richard J. Klinkowitz
Far Rockaway, New York
February 22, 2002

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS'REPORT

To the Partners
Davidson Court, L.P.

We have audited the accompanying balance sheets of Davidson Court, L.P. as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Court, L.P., as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 23, 2004

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


/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 25, 2003

[Letterhead of Haefele, Flanagan & Co., p.c.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Magnolia Mews Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of December 31, 2003, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of December 31, 2003, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Haefele, Flanagan & Co., p.c.
Moorestown, New Jersey
February 9, 2004

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

/s/ Haefele, Flanagan & Co., p.c.
Moorestown, New Jersey
February 8, 2002

[Letterhead of Snipes, Gower & Associates, P.A.]

To the Partners
The Oaks Village Limited Partnership

We have audited the accompanying balance sheets of The Oaks Village Limited Partnership, RHS Project No. 38-024-561572445 as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Village Limited Partnership, RHS Project No. 38-024-561572445 as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on Page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2004 on our consideration of The Oaks Village Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards, and should be read in conjunction with this report in considering the results of our audit.


/s/ Snipes, Gower & Assoc., P.A.
Dunn, North Carolina
January 28, 2004

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


/s/ Snipes, Gower & Assoc., P.A.
Dunn, North Carolina
January 24, 2003

[Letterhead of Snipes, Gower & Associates, P.A.]

To the Partners
Greenfield Village Limited Partnership

We have audited the accompanying balance sheets of Greenfield Village Limited Partnership, RHS Project No.: 38-043-561614646, as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Village Limited Partnership, RHS Project No.: 38-043-561614646 as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 2004 on our consideration of Greenfield Village Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Snipes, Gower & Associates, P.A.
Dunn, North Carolina
January 20, 2004

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

/s/ Snipes, Gower & Associates, P.A.
Dunn, North Carolina
January 22, 2003

[Letterhead of KOCH GROUP & CO., LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of December 31, 2003 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of December 31, 2003 and the results of its operations, changes in its partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Koch Geringer & Co., LLP
Certified Public Accountants
New York, New York
January 23, 2004

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

/s/ KOCH GERINGER & CO., LLP
Certified Public Accountants
New York, New York
January 9, 2002

[Letterhead of NSBN LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Victoria Manor Associates
Los Angeles, California

We have audited the accompanying balance sheet of Victoria Manor Associates (a California limited partnership), as of December 31, 2003, and the related statements of partners' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Manor Associates as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ NSBN LLP
March 19, 2004
Beverly Hills, California

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

/s/ Nanas, Stern, Biers, Neinstein and Co. LLP
January 25, 2002
Beverly Hills, California

[Letterhead of Joyce Miller & Associates, P.C.]

INDEPENDENT AUDITOR'S REPORT


To The Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Ogontz Hall Investors (A Limited Partnership), PHFA changes in Project #O-116, as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors (A Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 23 to 26) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Ogontz Hall Investors (A Limited Partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have issued a separate report dated February 15, 2004, on our consideration of Ogontz Hall Investors' internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.



/s/ Joyce Miller & Associates, P.C.
Glenside, Pennsylvania
February 15, 2004

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

/s/ Fishbein & Company, P.C.
Elkins Park, PA
January 18, 2002

INDEPENDENT AUDITORS' REPORT

To the Partners
Eagle Ridge Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheets of Eagle Ridge Limited Partnership as of December 31, 2003 and 2002 and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Ridge Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Virchow, Krause & Company, LLP
Madison, Wisconsin
January 21, 2004

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


/s/ Virchow, Krause & Company, LLP
Madison, Wisconsin
January 19, 2003

[Regen, Benz, MacKenzie & Anopolsky, C.P.A's, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Nelson Anderson Affordable Housing
Limited Partnership

We have audited the accompanying balance sheet of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 2003, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 2003, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles used in the United States of America.


/s/ Regen, Benz, MacKenzie & Anopolsky, C.P.A's, P.C.
New York, New York
February 25, 2004

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

/s/ Regen, Benz, MacKenzie & Anopolsky, C.P.A's, P.C.
New York, New York
February 15, 2002

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Conifer Irondequoit Associates
(A Limited Partnership)
Irondequoit, New York

We  have  audited  the  accompanying   balance  sheets  of  Conifer  Irondequoit
Associates (A Limited Partnership), as of December 31, 2003 and 2002 and the related statements of changes in partners' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Irondequoit Associates (A Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Rochester, New York
January 28, 2004

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

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Rochester, New York
February 11, 2003

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Middletown Associates

We have audited the accompanying balance sheets of Middletown Associates as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2003, dated January 16, 2004, on our consideration Middletown Associates' internal control over financial reporting and on our tests of it compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results of our audit.

Our audits was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ REZNICK FEDDER & SILVERMAN
Baltimore, Maryland
January 16, 2004

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



/s/ REZNICK FEDDER & SILVERMAN
Baltimore, Maryland
January 17, 2003

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lauderdale Lakes Associates, Ltd.

We have audited the accompanying balance sheets of Lauderdale Lakes Associates, Ltd., as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lauderdale Lakes Associates, Ltd. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 27, 2004

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



/s/ KPMG LLP
Greenville, SC
February 22, 2002

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Flipper Temple Associates, L.P.

We have audited the accompanying balance sheet of Flipper Temple Associates, L.P., as of December 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flipper Temple Associates, L.P., as of December 31, 2003, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 22, 2004 on our consideration of Flipper Temple Associates, L.P.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 24 through 37 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.



/s/ Reznick Fedder & Silverman
Taxpayer Identification Number: 52-1088612
Bethesda, Maryland
January 22, 2004
Lead Auditor: James P. Martinko

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

/s/ Reznick Fedder & Silverman
Taxpayer Identification Number: 52-1088612
Bethesda, Maryland
January 31, 2002
Lead Auditor: James P. Martinko

[Letterhead of Heffler, Radetich & Saitta L.L.P]

INDEPENDENT AUDITORS' REPORT

To the Partners of
220 Cooper Street, L.P.

We have audited the accompanying balance sheets of 220 Cooper Street, L.P., as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Heffler, Radetich & Saitta L.L.P.
Mount Laurel, NJ
January 26, 2004

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

/s/ Heffler, Radetich & Saitta L.L.P.
Mount Laurel, NJ
January 28, 2003

[ARCHAMBO, MUEGGENBORG & DICK, INC. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pecan Creek Limited Partnership
Bartlesville, Oklahoma

We have audited the accompanying balance sheets of Pecan Creek Limited Partnership, HUD Project No. FHA 118-35121 (a limited partnership), as of December 31, 2003 and 2002 and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Creek Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in its partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued reports dated January 30, 2004 on our consideration of Pecan Creek Limited Partnership's internal control, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to non-major HUD program transactions, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Archambo, Mueggenborg & Dick, Inc.
Deborah E. Mueggenborg, Audit Partner
Certified Public Accountants
73-1439902
Bartsville, Oklahoma
January 30, 2004

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

[Letterhead of AGBIMSON & CO., PLLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2003, and the related statements of Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
January 30, 2004

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

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
January 30, 2002

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Augusta Associates, Ltd.
New Augusta, Mississippi

We have audited the accompanying balance sheets of New Augusta Associates, Ltd., a limited partnership, RHS Project No.: 28-056-640665470 as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Augusta Associates, Ltd., RHS Project No.: 28-056-640665470 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2004 on our consideration of New Augusta Associates, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 8, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 8, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pine Shadow, Ltd.
Waveland, Mississippi

We have audited the accompanying balance sheets of Pine Shadow, Ltd. a limited partnership, RHS Project No.: 28-023-640661063 as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Shadow, Ltd., RHS Project
No.: 28-023-640661063 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2004 on our consideration of Pine Shadow, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
January 27, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 6, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Windsor Place, L.P.
Wedowee, Alabama

We have audited the accompanying balance sheets of Windsor Place, L.P. a limited partnership, RHS Project No.: 01-056-631024917 as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Place, L.P., RHS Project No.: 01-056-631024917 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2004 on our consideration of Windsor Place, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
January 26, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 17, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookwood Associates, Ltd.
Foley, Alabama

We have audited the accompanying balance sheets of Brookwood Associates, Ltd., a limited partnership, RHS Project No.: 01-002-621394754 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Associates, Ltd., RHS Project No.: 01-002-621394754 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2004 on our consideration of Brookwood Associates, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2004

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

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2003 on our consideration of Brookwood Associates, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Heflin Hills Apartments, Ltd.
Heflin, Alabama

We have audited the accompanying balance sheets of Heflin Hills Apartments, Ltd., a limited partnership, RHS Project No.: 01-015-631039371 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heflin Hills Apartments, Ltd., RHS Project No.: 01-015-631039371 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2004 on our consideration of Heflin Hills Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 8, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 8, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Shadowood Apartments, Ltd.
Stevenson, Alabama

We have audited the accompanying balance sheets of Shadowood Apartments, Ltd., a limited partnership, RHS Project No.: 01-036-631030182 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of Shadowood Apartments, Ltd., RHS Project No.: 01-036-631030182 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2004 on our consideration of Shadowood Apartments, Ltd's., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2003

[Letterhead of Donald W. Causey & Associates, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brittany Associates, L.P.
Dekalb, Mississippi.

We have audited the accompanying balance sheets of Brittany Associates, L.P., a limited partnership, RHS Project No.: 28-035-581896085 as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brittany Associates, L.P. RHS Project No.: 28-035-581896085 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2004 on our consideration of Brittany Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hidden Valley Apartments, Ltd.
Brewton, Alabama

We have audited the accompanying balance sheets of Hidden Valley Apartments, Ltd. a limited partnership, RHS Project No.: 01-027-631025600 as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Valley Apartments, Ltd. RHS Project No.: 01-027-631025600 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 2004 on our consideration of Hidden Valley Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2003

[Letterhead of Matthews, Cutrer & Lindsay, P.A.]

To the Partners of
Westbrook Square, LP

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Westbrook Square, LP (a Mississippi limited partnership), RHS Project No. 28-040-640770978 as of December 31, 2003, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Westbrook Square, LP, as of December 31, 2002, were audited by other auditors whose report dated February 14, 2003, expressed an unqualified opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westbrook Square, LP as of December 31, 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. We have prepared the Multiple Family Housing Borrower Balance Sheet (RHS Form RD 18930-8) and the Multiple Family Housing Project Budget (RHS Form RD 1930-7). Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Matthews, Cutrer & Lindsay, P.A.
Ridgeland, Mississippi
February 27, 2004

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


/s/ Bob T. Robinson
Jackson, Mississippi
February 14, 2003

[Letterhead of DONALD W. CAUSEY, CPA, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Warsaw Elderly Housing, Ltd.
Warsaw, Kentucky

I have audited the accompanying balance sheets of Warsaw Elderly Housing, Ltd., a limited partnership, RHS Project No.: 20-039-621409235 as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Elderly Housing, Ltd., RHS Project No.: 20-039-621409235 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 25, 2004 on my consideration of Warsaw Elderly Housing, Ltd., internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 25, 2004

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

Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 24, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Hill Square, Ltd.
Gordo, Alabama

We have audited the accompanying balance sheets of West Hill Square, Ltd., a limited partnership, RHS Project No.: 01-054-631010865 as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Hill Square, Ltd., RHS Project No.: 01-054-631010865 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 2004 on our consideration of West Hill Square, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 12, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 19, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Elmwood Associates, L.P.
Picayune, Mississippi

We have audited the accompanying balance sheets of Elmwood Associates, L.P., a limited partnership, RHS Project No.: 28-055-640804193 as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Associates, L.P., RHS Project No.: 28-055-640804193 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2004 on our consideration of Elmwood Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2004

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 24, 2003

[Letterhead of Grant Thornton LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Harmony Associates, L.P.

We have audited the accompanying balance sheet of Harmony Associates, L.P. as of December 31, 2003, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Associates, L.P. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP
Los Angeles, California
January 14, 2004

[Letterhead of Grant Thornton LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Harmony Associates, L.P.

We have audited the accompanying balance sheet of Harmony Associates, L.P. as of December 31, 2002, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



/s/ Grant Thornton LLP
Los Angeles, California
January 24, 2003
s

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



/s/ Grant Thornton LLP
Los Angeles, California
January 24, 2002

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 and 2003

                                     ASSETS

                                                                     2004           2003
                                                                 ------------    ------------
Property and equipment - (at cost, net of accumulated
  depreciation of $63,733,516 and $58,927,642,
  respectively) (Notes 4 and 6)                                  $ 80,476,651    $ 84,274,411
Cash and cash equivalents                                           2,492,636       2,247,128
Investment in marketable securities (Note 2)                                0         109,498
Cash held in escrow                                                 4,743,491       4,654,612
Deferred costs (net of accumulated amortization of
  $1,988,501 and $1,821,322, respectively) (Note 5)                   979,385       1,141,493
Other assets                                                        1,247,703       1,240,691
                                                                 ------------    ------------

Total Assets                                                     $ 89,939,866    $ 93,667,833
                                                                 ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 6)                                  $ 66,285,158    $ 67,366,819
Accounts payable and other liabilities                              1,771,574       1,411,077
Due to local general partners and affiliates (Note 7)               3,922,555       4,025,449
Due to general partners and affiliates (Note 7)                     7,861,874       6,933,531
                                                                 ------------    ------------

Total Liabilities                                                  79,841,161      79,736,876
                                                                 ------------    ------------

Minority interests                                                  8,001,969       8,079,257
                                                                 ------------    ------------

Partners' Capital (Deficit):
Limited partners (72,896 BACs
  issued and outstanding)                                           2,756,415       6,470,255
General partners                                                     (659,679)       (622,165)
Accumulated other comprehensive income:
Unrealized gain on marketable securities                                    0           3,610
                                                                 ------------    ------------

Total Partners' Capital (Deficit)                                   2,096,736       5,851,700
                                                                 ------------    ------------

Commitments and Contingencies (Notes 7 and 9)

Total Liabilities and Partners' Capital (Deficit)                $ 89,939,866    $ 93,667,833
                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2004, 2003 and 2002

                                                    2004            2003            2002
                                                ------------    ------------    ------------
Revenues:
Rental income                                   $ 14,797,158    $ 14,282,724    $ 13,742,506
Other                                              1,576,443       1,449,502       1,674,520
                                                ------------    ------------    ------------

Total Revenues                                    16,373,601      15,732,226      15,417,026
                                                ------------    ------------    ------------

Expenses:

Repairs and maintenance                            2,832,897       2,534,896       2,569,601
Operating and other                                2,267,403       2,094,185       1,791,861
Real estate taxes                                    959,803         995,566         986,059
Interest                                           4,335,979       4,509,840       4,565,170
Depreciation and amortization (Notes 4 and 5)      4,978,566       4,915,164       5,009,392
General and administrative                         2,946,354       2,767,712       2,677,059
General and administrative-related parties
  (Note 7)                                         1,844,523       1,706,060       1,608,515
                                                ------------    ------------    ------------

Total Expenses                                    20,165,525      19,523,423      19,207,657
                                                ------------    ------------    ------------

Loss before minority interest                     (3,791,924)     (3,791,197)     (3,790,631)

Minority interest in loss of subsidiaries             36,960          37,450          39,461
                                                ------------    ------------    ------------

Net loss                                        $ (3,754,964)   $ (3,753,747)   $ (3,751,170)
                                                ============    ============    ============


Net loss - limited partners                     $ (3,717,414)   $ (3,716,210)   $ (3,713,658)
                                                ============    ============    ============

Number of BACs outstanding                            72,896          72,896          72,896
                                                ============    ============    ============

Net loss per BAC                                $     (51.00)   $     (50.98)   $     (50.94)
                                                ============    ============    ============


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    YEARS ENDED MARCH 31, 2004, 2003 and 2002

                                                                                         Accumulated
                                                                                            Other
                                                      Limited           General         Comprehensive     Comprehensive
                                     Total            Partners          Partners        Income (Loss)          Loss
                                  ------------      ------------      ------------      -------------     -------------
Partners' capital (deficit) -
  April 1, 2001                   $ 13,357,152      $ 13,900,123      $   (547,116)     $      4,145

Comprehensive Loss:
Net Loss                            (3,751,170)       (3,713,658)          (37,512)                0        (3,751,170)
                                  ------------      ------------      ------------      ------------      ------------

Total Comprehensive Loss                                                                                  $ (3,751,170)
                                                                                                          ============

Partners' capital (deficit) -
  March 31, 2002                     9,605,982        10,186,465          (584,628)            4,145

Comprehensive Loss:
Net Loss                            (3,753,747)       (3,716,210)          (37,537)                0        (3,753,747)

Other Comprehensive Loss:
Net unrealized loss on
  marketable securities                   (535)                0                 0              (535)             (535)
                                  ------------      ------------      ------------      ------------      ------------

Total Comprehensive Loss                                                                                  $ (3,754,282)
                                                                                                          ============

Partners' capital (deficit) -
  March 31, 2003                  $  5,851,700      $  6,470,255      $   (622,165)     $      3,610

Comprehensive Loss:
Net Loss                            (3,754,964)       (3,717,414)          (37,550)                0        (3,751,426)

Other Comprehensive Loss:
Net unrealized loss on
  marketable securities                      0             3,574                36            (3,610)     $      3,610
                                  ------------      ------------      ------------      ------------      ------------

Total Comprehensive Loss                                                                                  $ (3,747,816)
                                                                                                          ============

Partners' capital (deficit) -
  March 31, 2004                  $  2,096,736      $  2,756,415      $   (659,679)     $          0
                                  ============      ============      ============      ============


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2004, 2003 and 2002

                                                           2004             2003             2002
                                                        -----------      -----------      -----------
Cash flows from operating activities:
Net loss                                                $(3,754,964)     $(3,753,747)     $(3,751,170)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation and amortization                           4,978,566        4,915,164        5,009,392
  Minority interest in loss of subsidiaries                 (36,960)         (37,450)         (39,461)
  Increase in other assets                                   (7,012)        (238,552)          (5,698)
  Increase (decrease) in accounts payable and other
   liabilities                                              360,497         (238,880)        (205,198)
  (Increase) decrease in cash held in escrow                (88,879)          16,647         (303,649)
  Increase in due to general partners
   and affiliates                                           928,343          912,768          918,843
  Increase in due to local general partners
   and affiliates                                           247,420           47,959          147,805
  Decrease in due to local general partners
   and affiliates                                           (26,314)        (134,954)         (27,862)
                                                        -----------      -----------      -----------

Net cash provided by operating activities                 2,600,697        1,488,955        1,743,002
                                                        -----------      -----------      -----------

Cash flows from investing activities:

  Additions to property and equipment                    (1,013,627)        (751,333)        (772,121)
  Decrease (increase) in marketable securities              109,498           (1,028)               0
  Increase in due to local general partners
   and affiliates                                                 0                0            3,570
  Decrease in due to local general partners
   and affiliates                                          (213,462)         (17,863)         (12,255)
                                                        -----------      -----------      -----------

Net cash used in investing activities                    (1,117,591)        (770,224)        (780,806)
                                                        -----------      -----------      -----------

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2004, 2003 and 2002
                                  (continued)

                                                           2004             2003             2002
                                                        -----------      -----------      -----------


Cash flows from financing activities:
  Increase in deferred costs                                 (5,071)         (20,876)          (3,071)
  Repayments of mortgage loans - net                     (1,081,661)        (696,408)        (958,665)
  Increase in due to local general partners
   and affiliates                                           140,400          547,880          241,400
  Decrease in due to local general partners
   and affiliates                                          (250,938)        (237,506)        (156,341)
  (Decrease) increase in capitalization of
   consolidated subsidiaries attributable to
   minority interest                                        (40,328)         101,464           77,228
                                                        -----------      -----------      -----------

Net cash used in financing activities                    (1,237,598)        (305,446)        (799,449)
                                                        -----------      -----------      -----------

Net increase in cash and cash equivalents                   245,508          413,285          162,747

Cash and cash equivalents at beginning of year            2,247,128        1,833,843        1,671,096
                                                        -----------      -----------      -----------

Cash and cash equivalents at end of year                $ 2,492,636      $ 2,247,128      $ 1,833,843
                                                        ===========      ===========      ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                  $ 2,992,620      $ 3,303,877      $ 3,477,748
                                                        ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004, 2003 and 2002


NOTE 1 - General

Freedom Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on August 28, 1989 and commenced its public offering on February 9, 1990 (the "Offering"). The general partners of the Partnership are Related Freedom Associates L.P. (the "Related General Partner"), a Delaware limited partnership, and its affiliate, Freedom GP Inc. (the "Freedom General Partner"), a Delaware corporation, together (the "General Partners"). On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of Related Freedom Associates, Inc., the general partner of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged. The Partnership will terminate on December 31, 2030, unless terminated sooner under the provision's of the partnership agreement.

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986 and to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period, provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year period (the "Compliance Period").

As of December 31, 2002, the Credit Period for all of the apartment complexes have expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. During Fiscal Years 2004, 2003 and 2002, the Partnership generated $0, $1,710,233 and $6,782,384, respectively, in Housing Tax Credits.

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

The terms of the Partnership's Limited Partnership Agreement provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partners.


NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting and Presentation

The Partnership's fiscal year ends on March 31. All subsidiaries have calendar year ends. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004, 2003 and 2002


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

d)  Investment in Marketable Securities

Available-for-sale securities were carried at fair value with net unrealized gain (loss) reported as a separate component of other comprehensive income until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary was charged to earnings resulting in the establishment of a new cost basis for the security. During the year ended March 31, 2004 the Partnership sold its marketable securities.

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

g)  Rental income

Rental income is recognized as rent becomes due. Rental payments received in advance are deferred until earned. The Partnership received rental subsidies which amounted to approximately $3,326,225, $3,178,000 and $2,953,000 for the years ended March 31, 2004, 2003 and 2002, respectively. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004, 2003 and 2002


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

k)  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. The Partnership has not entered into any transactions with variable interest entities. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.


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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004, 2003 and 2002


Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                  March 31, 2004                        March 31, 2003
                                          ------------------------------        ------------------------------
                                           Carrying                              Carrying
                                            Amount           Fair Value           Amount           Fair Value
                                          -----------        -----------        -----------        -----------
Mortgage Notes Payable for which it is:

Practicable to estimate fair value        $51,901,654        $51,768,160        $40,794,694        $41,312,953
Not Practicable (a)                       $14,383,504                           $26,572,125

(a) The mortgage  notes payable are insured by HUD primarily in accordance  with
Section 236 of the National Housing Act. New loans are no longer being insured in accordance with Section 236 and presently existing loans are subject to restrictions regarding prepayment. Management believes the estimation of fair value to be impracticable.


NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                             March 31,
                                  ------------------------------
                                       2004             2003
                                  -------------    -------------

Land                              $   5,720,520    $   5,720,520
Buildings and improvements          130,814,666      130,371,548
Other                                 7,674,981        7,109,985
                                  -------------    -------------

                                    144,210,167      143,202,053
Less:  Accumulated depreciation     (63,733,516)     (58,927,642)
                                  -------------    -------------
                                  $  80,476,651    $  84,274,411
                                  =============    =============

Depreciation expense for the years ended March 31, 2004, 2003 and 2002 amounted to $4,811,387, $4,749,489 and $4,834,147, respectively. Additionally, $5,513 of accumulated depreciation on dispositions was written-off in the year ended March 31, 2004.


NOTE 5 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                           March 31,
                                  --------------------------
                                     2004           2003
                                  -----------    -----------
Financing expenses                $ 2,967,886    $ 2,962,815
Less:  Accumulated amortization    (1,988,501)    (1,821,322)
                                  -----------    -----------

                                  $   979,385    $ 1,141,493
                                  ===========    ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004, 2003 and 2002


Financing expenses are being amortized over the life of the related mortgages, ranging from 15 to 50 years, using a method approximating the interest method.

Amortization of deferred costs for the years ended March 31, 2004, 2003 and 2002 amounted to $167,179, $165,675 and $175,245, respectively.


NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $450,000 including principal and interest with rates varying from 0% to 13.50% per annum and have maturity dates ranging from 2005 through 2042. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.

Annual principal payment on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending March 31,      Amount
----------------------------   -----------
2005                           $ 1,129,517
2006                             1,223,569
2007                             2,019,853
2008                            19,929,553
2009                               864,923
Thereafter                      41,117,743
                               -----------

Total                          $66,285,158
                               ===========

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004, 2003 and 2002


a)  Due to Local General Partners and Affiliates

At March 31, 2004 and 2003, a majority of the following fees were incurred in connection with the development of the property and have been included in the basis of the building.

Due to Local General Partners and affiliates at March 31, 2004 and 2003 consists of the following:

                                      March 31,
                              -----------------------
                                 2004         2003
                              ----------   ----------
Operating advances            $1,666,763   $1,730,281
Development fees               1,272,449    1,485,911
Operating deficit loans (i)      288,259      314,838
Long-term note payable            63,713       84,154
Management and other fees        631,371      410,265
                              ----------   ----------

                              $3,922,555   $4,025,449
                              ==========   ==========

(i) Operating deficit loans consist of the following:

                                    March 31,
                              -------------------
                                2004       2003
                              --------   --------
Wilshire Park                 $191,775   $191,775

This loan to fund operating deficits is unsecured, non-interest bearing and is payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.

                                    March 31,
                              -------------------
                                2004       2003
                              --------   --------
Parkside Townhomes            $ 87,035   $ 84,635
Ogontz Hall                      9,449     38,428

These loans to fund operating deficits are unsecured, non-interest bearing and are subordinate to the second mortgage.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004, 2003 and 2002


b)  Other Expenses

The costs incurred to related parties for the years ended March 31, 2004, 2003 and 2002 were as follows:

                                            Year Ended March 31,
                                    ------------------------------------
                                          2004         2003         2002
                                    ----------   ----------   ----------
Partnership management fees (a)     $  676,000   $  676,000   $  676,000
Expense reimbursement (b)              178,723      155,977      118,659
Local administrative fee (d)            53,000       53,000       53,000
                                    ----------   ----------   ----------
Total general and administrative-
  General Partners                     907,723      884,977      847,659
                                    ----------   ----------   ----------
Property management fees
  incurred to affiliates of the
  subsidiary partnerships'
  general partners (c)                 936,800      821,083      760,856
                                    ----------   ----------   ----------
Total general and administrative-
  related parties                   $1,844,523   $1,706,060   $1,608,515
                                    ==========   ==========   ==========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to General Partners amounting to approximately $6,208,000 and $5,532,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,108,295, $1,071,815 and $1,051,546 for the 2004, 2003 and 2002 Fiscal Years,
respectively. Of these fees, $936,800, 821,083 and $760,856 were incurred to affiliates of the subsidiary partnerships.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee of up to $2,500 from each Local Partnership.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004, 2003 and 2002


NOTE 8 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                              Years Ended December 31,
                                                    -----------------------------------------
                                                       2003            2002           2001
                                                    -----------    -----------    -----------
Financial statement
Net loss                                            $(3,754,964)   $(3,753,747)   $(3,751,170)

Difference  resulting from parent company having
  a different  fiscal year for income tax and
  financial reporting purposes                          (17,957)         4,268        (56,796)

Difference between  depreciation and amortization
  expense recorded for financial  statement and
  income tax reporting purposes                         386,864       (682,390)      (657,137)

Tax-exempt interest income                                  (25)           (39)           (86)

Other                                                    48,724      1,317,852       (146,329)
                                                    -----------    -----------    -----------

Net loss as shown on the Partnership's income tax
  returns                                           $(3,337,358)   $(3,114,056)   $(4,611,518)
                                                    ===========    ===========    ===========

NOTE 9 - Commitments and Contingencies

Washington Brooklyn
-------------------
In or about September 2003, two putative mortgagees commenced a mortgage foreclosure action in the Supreme Court of the State of New York, Kings County (the "Court"), entitled 150 Beach 120th Street Inc. v. Washington Brooklyn Limited Partnership, Index No. 35255/2003, seeking to foreclose on an alleged $100,000 loan and mortgage against the real property (the "Apartment Complex") owned by Washington Brooklyn Limited Partnership ("Washington"). Apparently, the former general partner of Washington, BUFNY Houses of Brooklyn, Inc. ("BUFNY"), allegedly granted two mortgages in the amounts of $225,000 and $100,000 secured by the Apartment Complex. Each of the foregoing mortgages was granted without the knowledge of Freedom SLP, L.P. (the "Special Limited Partner") or the Partnership (collectively the "Freedom LPs") or the consent of the Special Limited Partner, as required by Washington's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Freedom LPs believe that BUFNY did not use the alleged loan proceeds for the benefit of Washington or the Apartment Complex. For these and other reasons, the Freedom LPs contend that the alleged mortgages are invalid.

In addition, BUFNY allegedly failed to comply with the terms of either mortgage, which resulted in the holders of the alleged $100,000 mortgage commencing the foreclosure proceedings. BUFNY did not appear in or otherwise respond to the foreclosure proceedings. The holders of the alleged $225,000 mortgage have not yet, to the knowledge of the Freedom LPs, commenced any foreclosure proceedings.

Shortly after the Freedom LPs became aware of these foreclosure proceedings, their counsel contacted counsel for the plaintiffs and mortgagees in an effort to learn more about the alleged mortgages and to resolve the disputes relating to the mortgages. When those efforts failed, the Freedom LPs filed a motion to intervene in the foreclosure action and for leave to file a late answer on

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004, 2003 and 2002


behalf of themselves and Washington. The Freedom LPs contend that the mortgages are invalid and that Washington is not liable for them or the underlying indebtedness. A hearing on the Freedom LPs' motion was held on June 16, 2004 and the Court reserved ruling on that motion, which is now fully submitted and pending a decision by the Court. The Court, however, has stayed all further proceedings in the foreclosure action until it decides the Freedom LPs' motion. If the Court were to deny the Freedom LPs motion or reject their defenses on the merits to the foreclosure action, it is possible that the Apartment Complex might be foreclosed upon and the Partnership might lose its title to and interests in the Apartment Complex. However, the final outcome of this case cannot be determined at this time.

In addition, due to BUFNY's breach of fiduciary duties and breaches of the Partnership Agreement, the Special Limited Partner exercised its rights under the Partnership Agreement to remove BUFNY as Washington's general partner and to substitute itself as the new replacement general partner, effective April 26, 2004.

Other
-----

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004, 2003 and 2002


NOTE 10 - Selected Quarterly Financial Data (Unaudited)

                                                            Quarter Ended
                                   --------------------------------------------------------------
                                     June 30,       September 30,    December 31,       March 31,
OPERATIONS                             2003             2003             2003             2004
------------------------------     -----------      ------------     -----------      -----------
Revenues                           $ 3,991,288      $ 4,037,962      $ 4,035,354      $ 4,308,997

Operating expense                   (5,057,470)      (4,973,610)      (4,881,673)      (5,252,772)
                                   -----------      -----------      -----------      -----------

Loss before minority
  interest                          (1,066,182)        (935,648)        (846,319)        (943,775)

Minority interest in
  loss of subsidiaries                  11,698            9,275            7,923            8,064
                                   -----------      -----------      -----------      -----------

Net loss                           $(1,054,484)     $  (926,373)     $  (838,396)     $  (935,711)
                                   ===========      ===========      ===========      ===========

Net loss per BAC                   $    (14.32)     $    (12.58)     $    (11.39)     $    (12.71)
                                   ===========      ===========      ===========      ===========


                                                            Quarter Ended
                                   --------------------------------------------------------------
                                     June 30,       September 30,    December 31,       March 31,
OPERATIONS                             2002             2002             2002             2003
------------------------------     -----------      ------------     -----------      -----------


Revenues                           $ 3,801,174      $ 3,949,289      $ 3,921,013      $ 4,060,750

Operating expense                   (4,855,206)      (4,915,151)      (4,810,530)      (4,942,536)
                                   -----------      -----------      -----------      -----------

Loss before
  minority
  interest                          (1,054,032)        (965,862)        (889,517)        (881,786)

Minority interest in
  loss of subsidiaries                  10,814            9,219            9,468            7,949
                                   -----------      -----------      -----------      -----------

Net loss                           $(1,043,218)     $  (956,643)     $  (880,049)     $  (873,837)
                                   ===========      ===========      ===========      ===========

Net loss per BAC                   $    (14.17)     $    (12.99)     $    (11.95)     $    (11.87)
                                   ===========      ===========      ===========      ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom G.P. Inc., the general partners of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Freedom General Partner. Prior to such purchase the Freedom General Partner was an affiliate of Lehman Brothers. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of Related Capital Company, which controls the General Partners, has adopted a code of ethics. See http://www.chartermac.com.

On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of the general partner of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. Alan P. Hirmes replaced Stephen
M. Ross as Director of the Related General Partner and also replaced Michael Brenner as Director of the Freedom General Partner, each effective April 1, 2004 as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

Certain information concerning the directors and executive officers of each of the General Partners is set forth below.

The Related General Partner
---------------------------

Related Freedom Associates Inc., ("RFAI") is the sole general partner of Related Freedom Associates L.P.

Name                                        Position
----                                        --------
Alan P. Hirmes                              Director and President

Stuart J. Boesky                            Senior Vice President

Marc D. Schnitzer                           Vice President

Denise L. Kiley                             Vice President

Glenn F. Hopps                              Treasurer

Teresa Wicelinski                           Secretary

ALAN P. HIRMES, 49, is the Director and President of the Related General Partner. Mr. Hirmes has been a certified public accountant in New York since 1978. Prior to joining Related Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also the Managing Director of Related. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 48, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

MARC D. SCHNITZER, 43, is responsible both for financial restructurings of real estate properties and directing Related's acquisition of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 44, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Related-sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with PricewaterhouseCoopers. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 41, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 38, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The Freedom General Partner
---------------------------

Name                                Position
----                                --------

Alan P. Hirmes                      Director and President

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

General Partnership    Freedom GP Inc.        $1,000 capital contribution     50%
Interest in the        625 Madison Avenue     -directly owned
Partnership            New York, NY 10022

Freedom SLP L.P., a limited partnership whose general partners are the General Partners of the Partnership and which acts as the special limited partner of each Local Partnership, has either a .01% or 1% interest in each Local Partnership.

Except as set forth below, no person (other than the Assignor Limited Partner) was known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs and neither the General Partners nor any director or officer of the General Partners owns any Limited Partnership Interests or BACs.

                                                  Amount and Nature of         Percentage
Name of Beneficial Owner (1)                      Beneficial Ownership          of Class
--------------------------------------------      --------------------         ----------
Lehigh Tax Credit Partners, Inc.                  8,375.66(2)(3)                 11.5%
J. Michael Fried                                  8,375.66(2)(3)(4)              11.5%
Alan P. Hirmes                                    8,375.66(2)(3)(4)              11.5%
Stuart J. Boesky                                  8,375.66(2)(3)(4)              11.5%
Marc D. Schnitzer                                     -                            -
Denise L. Kiley                                       -                            -
Glenn F. Hopps                                        -                            -
All directors and executive officers of RFAI      8,375.66(2)(3)(4)              11.5%
and The Freedom General Partner as a
group (seven persons)

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

(3) As of May 21, 2004, Lehigh held 4,192.83 BACs and Lehigh II held 4,182.83 BACs which constitutes approximately 11.5% of the outstanding BACs owned.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Friedman, Alpren & Green, LLP and their respective affiliates (collectively, "Friedman") for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Registrant's Quarterly Reports on Form 10-Q for those years were $52,000 and $47,200, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2003 and 2002 were $8,300 and $8,000, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements
         --------------------
         Reports of Independent Registered Public Accounting Firms        16

         Consolidated Balance Sheets as of March 31, 2004 and 2003       109

         Consolidated Statements of Operations for the years ended
         March 31, 2004, 2003 and 2002                                   110

         Consolidated  Statements of Changes in Partners' Capital
         (Deficit) for the years ended March 31, 2004,  2003 and
         2002                                                            111

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2004, 2003 and 2002                                   112

         Notes to Consolidated Financial Statements                      114

(a) 2.   Financial Statement Schedules
         -----------------------------

         Report of Independent Registered Public Accounting Firm         137

         Schedule I - Condensed Financial Information of Registrant      138

         Schedule III - Real Estate and Accumulated Depreciation         141

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

(21)     Subsidiaries of the Registrant                                  131

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).     134

(32.1)   Certification  Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
         and Section  1350 of Title 18 of the United  States
         Coded (18 U.S.C. 1350).                                         136

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the year ended March 31, 2004.

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

(d)      Not Applicable
         --------------

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


                          FREEDOM TAX CREDIT PLUS L.P.


                                    By: RELATED FREEDOM ASSOCIATES L.P.
                                        a general partner


                                        By: RELATED FREEDOM ASSOCIATES INC.,
                                            general partner

Date:  June 24, 2004

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan. P. Hirmes,
                                            Director and President



                                    By: FREEDOM GP INC.
                                        a general partner

Date:  June 24, 2004

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan. P. Hirmes,
                                            Director and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:



        Signature                           Title                      Date
---------------------------    ---------------------------------   -------------




                               Director and President (Principal
                               Executive and Financial
/s/ Alan P. Hirmes             Officer) of Related Freedom         June 24, 2004
------------------             Associates, Inc. and Freedom        -------------
Alan P. Hirmes                 GP Inc.





/s/ Glenn F. Hopps             Treasurer (Principal Accounting
------------------             Officer) of Related Freedom
Glenn F. Hopps                 Associates, Inc.                    June 24, 2004
                                                                   -------------

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ended March 31, 2004 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

         d) disclosed in this annual report any change in the Partnership's internal control over financial reporting that occurred during the period ending March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

         a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.



     Date: June 24, 2004
           -------------

                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes
                                              Principal Executive Officer and
                                              Principal Financial Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the SEC or its staff upon request.



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Principal Executive Officer and Principal Financial Officer
    June 24, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------



TO THE PARTNERS OF
FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES


In connection with our audit of the consolidated financial statements of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES included in the Form 10-K as presented in our opinion dated May 17, 2004, which is based in part on the reports of other auditors, we have also audited supporting Schedule I as of March 31, 2004 and 2003 and for the years ended 2004 and 2003, and Schedule III as of March 31, 2004 and 2003 and for the years ended March 31, 2004 and 2003. In our opinion, based on our audits and the reports of the other auditors, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.






/s/ Friedman, Alpren & Green LLP
New York, New York
May 17, 2004, except for the information under the heading "Washington Brooklyn" in Note 9 to the financial statements, as to which the date is June 16, 2004.

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                    March 31,
                                                            -------------------------
                                                                2004          2003
                                                            -----------   -----------
Cash and cash equivalents                                   $    18,980   $    45,019
Investment in subsidiary partnerships,
  carried on an equity basis                                  9,557,394    12,382,543
                                                            -----------   -----------

Total assets                                                $ 9,576,374   $12,427,562
                                                            ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                       $ 7,430,649   $ 6,530,020
Accounts payable and other liabilities                           44,916        45,307
                                                            -----------   -----------

Total liabilities                                             7,475,565     6,575,327
                                                            -----------   -----------

Partners' capital                                             2,100,809     5,852,235
                                                            -----------   -----------

Total liabilities and partners' capital                     $ 9,576,374   $12,427,562
                                                            ===========   ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS

                                                         Year Ended March 31,
                                              -----------------------------------------
                                                  2004           2003           2002
                                              -----------    -----------    -----------
Income

Other income                                  $    35,374    $       237    $    10,245
                                              -----------    -----------    -----------


Expenses


Equity in losses of subsidiary partnerships     2,813,143      2,808,962      2,839,620
General and administrative                         69,472         60,045         74,136
General and administrative-related parties        907,723        884,977        847,659
                                              -----------    -----------    -----------

Total Expenses                                  3,790,338      3,753,984      3,761,415
                                              -----------    -----------    -----------

Net loss                                      $(3,754,964)   $(3,753,747)   $(3,751,170)
                                              ===========    ===========    ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                           Year Ended March 31,
                                                -----------------------------------------
                                                    2004           2003           2002
                                                -----------    -----------    -----------
Net loss                                        $(3,751,426)   $(3,753,747)   $(3,751,170)
                                                -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:

  Equity in losses of subsidiary partnerships     2,809,605      2,808,962      2,839,620

  Increase (decrease) in liabilities:

  Due to general partner and affiliates             900,629        920,768        894,743
  Accounts payable and other liabilities               (391)        (6,792)        (4,501)
                                                -----------    -----------    -----------

  Total adjustments                               3,709,843      3,722,938      3,729,862
                                                -----------    -----------    -----------

Net cash used in operating activities               (41,583)       (30,809)       (21,308)
                                                -----------    -----------    -----------

Cash flows from investing activities:

Distributions from subsidiaries                      15,544         54,651          3,635
                                                -----------    -----------    -----------

Net (decrease) increase in cash and
  cash equivalents                                  (26,039)        23,842        (17,673)

Cash and cash equivalents, beginning of year         45,019         21,177         38,850
                                                -----------    -----------    -----------

Cash and cash equivalents, end of year          $    18,980    $    45,019    $    21,177
                                                ===========    ===========    ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2004

                                                          Initial Cost to Partnership              Cost
                                                       --------------------------------         Capitalized
                                                                           Buildings and       Subsequent to
Description                        Encumbrances            Land            Improvements         Acquisition
------------                       ------------        ------------        ------------        ------------
Properties:

Parkside Townhouses
  York, PA                         $  1,560,395        $    263,231        $  4,439,564        $     51,289
Twin Trees
  Layton, UT                          1,097,499             112,401           2,668,179             214,800
Bennion (Mulberry)
  Taylorsville, UT                    2,089,936             258,000           4,934,447             749,899
Hunters Chase
  Madison, AL                         2,406,317             411,100           5,616,330          (1,443,915)
Bethel Park
  Bethel, OH                          1,842,604             141,320           5,365,882             426,559
Zebulon Park
  Owensville, OH                      1,549,297             165,000           4,187,880             379,894
Tivoli Place
  Murphreesboro, TN                   1,476,746             267,500           4,146,759             361,104
Northwood
  Jacksonville, FL                    2,667,080             494,900           6,630,321             513,215
Oxford Trace
  Aiken, SC                             689,713             162,000           1,725,512            (601,668)
Wilshire
  Huntsville, AL                      1,649,943             178,497           4,014,281            (832,126)
Ivanhoe
  Salt Lake City, UT                    401,287              41,000           1,136,915              33,554
Washington Avenue
  Brooklyn, NY                                0              42,485           2,843,351              73,904
C.H. Development
  (Manhattan B)
  New York, NY                        1,418,874                   3           3,294,688              46,902
Davidson Court
  Staten Island, NY                           0              96,892             773,052              37,064
Magnolia Mews
  Philadelphia, PA                    1,610,309             200,000             668,007           2,361,024
Oaks Village
  Whiteville, NC                      1,451,077              63,548           1,799,849             194,262
Greenfield Village
  Dunn, NC                            1,459,297              78,296           1,806,126             159,208
Morris Avenue
  (CLM Equities)
  Bronx, NY                           2,254,361                   2           4,767,049             384,304
Victoria Manor
  Riverside, CA                       2,228,145             615,000           5,340,962            (153,198)




                                  Purchase Price         Gross Amount at which Carried at Close of Period
                                  Adjustments(B)       ----------------------------------------------------
                                   Buildings and                           Buildings and
Description                        Improvements            Land            Improvements           Total(A)
------------                       ------------        ------------        ------------        ------------
Properties:

Parkside Townhouses
  York, PA                         $          0        $    265,796        $  4,488,288        $  4,754,084
Twin Trees
  Layton, UT                            (47,642)            115,125           2,832,613           2,947,738
Bennion (Mulberry)
  Taylorsville, UT                      (22,842)            260,565           5,658,939           5,919,504
Hunters Chase
  Madison, AL                          (713,028)            413,665           3,456,822           3,870,487
Bethel Park
  Bethel, OH                           (846,229)            143,885           4,943,647           5,087,532
Zebulon Park
  Owensville, OH                       (542,936)            167,565           4,022,273           4,189,838
Tivoli Place
  Murphreesboro, TN                    (207,625)            270,065           4,297,673           4,567,738
Northwood
  Jacksonville, FL                     (294,886)            497,465           6,846,085           7,343,550
Oxford Trace
  Aiken, SC                            (161,049)            164,564             960,231           1,124,795
Wilshire
  Huntsville, AL                       (432,405)            181,060           2,747,187           2,928,247
Ivanhoe
  Salt Lake City, UT                          0              42,677           1,168,792           1,211,469
Washington Avenue
  Brooklyn, NY                                0              44,162           2,915,578           2,959,740
C.H. Development
  (Manhattan B)
  New York, NY                                0               1,680           3,339,913           3,341,593
Davidson Court
  Staten Island, NY                           0              98,569             808,439             907,008
Magnolia Mews
  Philadelphia, PA                            0             201,677           3,027,354           3,229,031
Oaks Village
  Whiteville, NC                              0              65,225           1,992,434           2,057,659
Greenfield Village
  Dunn, NC                                    0              79,973           1,963,657           2,043,630
Morris Avenue
  (CLM Equities)
  Bronx, NY                                   0               1,679           5,149,676           5,151,355
Victoria Manor
  Riverside, CA                               0             616,677           5,186,087           5,802,764



                                                                                      Life on which
                                                                                     Depreciation in
                                                        Year of                       Latest Income
                                   Accumulated       Construction/      Date          Statements are
Description                        Depreciation       Renovation      Acquired        Computed(C)(D)
------------                       ------------       ----------     ----------       --------------
Properties:

Parkside Townhouses
  York, PA                         $  2,158,496          1989        Sept. 1990            27.5
Twin Trees
  Layton, UT                          1,453,002          1989        Oct. 1990             27.5
Bennion (Mulberry)
  Taylorsville, UT                    2,957,728          1989        Oct. 1990             27.5
Hunters Chase
  Madison, AL                         2,453,135          1989        Oct. 1990             27.5
Bethel Park
  Bethel, OH                          2,719,404          1989        Oct. 1990             27.5
Zebulon Park
  Owensville, OH                      2,149,962          1989        Oct. 1990             27.5
Tivoli Place
  Murphreesboro, TN                   2,267,682          1989        Oct. 1990             27.5
Northwood
  Jacksonville, FL                    3,586,450          1989        Oct. 1990             27.5
Oxford Trace
  Aiken, SC                             794,846          1989        Oct. 1990             27.5
Wilshire
  Huntsville, AL                      1,696,474          1989        Oct. 1990             27.5
Ivanhoe
  Salt Lake City, UT                    517,083          1991        Jan. 1991             27.5
Washington Avenue
  Brooklyn, NY                        1,222,243          1991        Jan. 1991             27.5
C.H. Development
  (Manhattan B)
  New York, NY                        1,778,725          1991        Jan. 1991             27.5
Davidson Court
  Staten Island, NY                     314,038          1991        Mar. 1991             27.5
Magnolia Mews
  Philadelphia, PA                    1,311,305          1991        Mar. 1991             27.5
Oaks Village
  Whiteville, NC                        949,526          1991        Mar. 1991             27.5
Greenfield Village
  Dunn, NC                              929,437          1991        Mar. 1991             27.5
Morris Avenue
  (CLM Equities)
  Bronx, NY                           2,295,182          1991        Apr. 1991             27.5
Victoria Manor
  Riverside, CA                       2,357,649          1991        Apr. 1991             27.5

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2004



                                                          Initial Cost to Partnership              Cost
                                                       --------------------------------         Capitalized
                                                                           Buildings and       Subsequent to
Description                        Encumbrances            Land            Improvements         Acquisition
------------                       ------------        ------------        ------------        ------------
Ogontz Hallz
  Philadelphia, PA                    2,193,162                   0             328,846           3,426,133
Eagle Ridge
  Stoughton, WI                       1,533,001             321,594           2,627,385             152,581
Nelson Anderson
  Bronx, NY                           3,352,242                   2           6,524,096             236,374
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY                     2,772,500              20,000           5,407,108              96,415
Wilson Street Apts
  (Middletown)3,434,674
  Middletown, PA                      1,673,496              38,449                   0           3,434,674
Lauderdale Lakes
  Lauderdale Lakes, FL                4,805,084             873,973           3,976,744           5,777,145
Flipper Temple
  Atlanta, GA                         2,508,807              70,519           4,907,110             699,720
220 Cooper Street
  Camden, NJ                            940,479              41,000                   0           3,669,791
Vendome
  Brooklyn, NY                        2,590,330              12,000           4,867,584             220,536
Pecan Creek
  Tulsa, OK                           1,008,186              50,000           1,484,923             232,054
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL                       706,469              15,000             939,681             111,779
Pine Shadow Apts
  Waveland, MS                        1,620,554              74,550           2,117,989             176,261
Windsor Place Apts
  Wedowee, AL                           755,322              40,000             904,888              53,111
Brookwood Apts
  Foley, AL                           1,250,128              68,675           1,517,190              78,692
Heflin Hills Apts
  Heflin, AL                            733,159              50,000             841,300              45,804
Shadowood Apts
  Stevenson, AL                         735,995              27,000             898,800              14,471
Brittany Apartments
  DeKalb, MS                            679,879              20,000             843,592              41,031
Hidden Valley Apts
  Brewton, AL                         1,220,129              68,000           1,637,840              76,019
Westbrook Square L.P.
  Carthage, MS                        1,013,639              40,000           1,254,957              44,921
Warsaw Elderly Housing Ltd.
  Warsaw, KY                          1,123,628              98,819           1,333,606              17,310
West Hill Square Apts. Ltd.
  Gordo, AL                             759,126              60,000             954,020              46,245





                                  Purchase Price          Gross Amount at which Carried at Close of Period
                                  Adjustments(B)        ----------------------------------------------------
                                   Buildings and                            Buildings and
Description                        Improvements             Land            Improvements           Total(A)
------------                       ------------         ------------        ------------        ------------
Ogontz Hallz
  Philadelphia, PA                            0                1,677           3,753,302           3,754,979
Eagle Ridge
  Stoughton, WI                               0              323,271           2,778,289           3,101,560
Nelson Anderson
  Bronx, NY                                   0                1,679           6,758,793           6,760,472
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY                             0               21,677           5,501,846           5,523,523
Wilson Street Apts
  (Middletown)3,434,674
  Middletown, PA                              0               40,126           3,432,997           3,473,123
Lauderdale Lakes
  Lauderdale Lakes, FL                        0              875,668           9,752,194          10,627,862
Flipper Temple
  Atlanta, GA                                 0               72,196           5,605,153           5,677,349
220 Cooper Street
  Camden, NJ                                  0               42,677           3,668,114           3,710,791
Vendome
  Brooklyn, NY                                0               13,677           5,086,443           5,100,120
Pecan Creek
  Tulsa, OK                                   0               50,161           1,716,816           1,766,977
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL                             0               15,161           1,051,299           1,066,460
Pine Shadow Apts
  Waveland, MS                                0               74,711           2,294,089           2,368,800
Windsor Place Apts
  Wedowee, AL                                 0               40,161             957,838             997,999
Brookwood Apts
  Foley, AL                                   0               68,836           1,595,721           1,664,557
Heflin Hills Apts
  Heflin, AL                                  0               50,161             886,943             937,104
Shadowood Apts
  Stevenson, AL                               0               27,161             913,110             940,271
Brittany Apartments
  DeKalb, MS                                  0               20,161             884,462             904,623
Hidden Valley Apts
  Brewton, AL                                 0               68,161           1,713,698           1,781,859
Westbrook Square L.P.
  Carthage, MS                                0               40,161           1,299,717           1,339,878
Warsaw Elderly Housing Ltd.
  Warsaw, KY                                  0               98,980           1,350,755           1,449,735
West Hill Square Apts. Ltd.
  Gordo, AL                                   0               60,161           1,000,104           1,060,265




                                                                                      Life on which
                                                                                     Depreciation in
                                                       Year of                        Latest Income
                                   Accumulated       Construction/      Date          Statements are
Description                        Depreciation       Renovation      Acquired        Computed(C)(D)
------------                       ------------       ----------     ----------       --------------
Ogontz Hallz
  Philadelphia, PA                    1,608,447          1990        Apr. 1991             27.5
Eagle Ridge
  Stoughton, WI                       1,594,395          1991        May 1991              27.5
Nelson Anderson
  Bronx, NY                           2,932,275          1991        June 1991             27.5
Conifer Irondequoit
  (Abraham Lincoln)
  Irondequoit, NY                     2,524,840          1991        Sept. 1991            27.5
Wilson Street Apts
  (Middletown)3,434,674
  Middletown, PA                      1,368,963          1991        Sept. 1991            27.5
Lauderdale Lakes
  Lauderdale Lakes, FL                3,081,393          1991        Oct. 1991             40
Flipper Temple
  Atlanta, GA                         2,163,376          1991        Oct. 1991             27.5
220 Cooper Street
  Camden, NJ                          1,623,124          1991        Dec. 1991             27.5
Vendome
  Brooklyn, NY                        2,950,334          1991        Dec. 1991             20
Pecan Creek
  Tulsa, OK                             630,846          1991        Dec. 1991             27.5
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL                       348,180          1991        Dec. 1991             27.5
Pine Shadow Apts
  Waveland, MS                          935,520          1991        Dec. 1991             27.5
Windsor Place Apts
  Wedowee, AL                           329,580          1991        Dec. 1991             27.5
Brookwood Apts
  Foley, AL                             556,635          1991        Dec. 1991             27.5
Heflin Hills Apts
  Heflin, AL                            324,009          1991        Dec. 1991             27.5
Shadowood Apts
  Stevenson, AL                         315,158          1991        Dec. 1991             27.5
Brittany Apartments
  DeKalb, MS                            304,460          1990        Dec. 1991             27.5
Hidden Valley Apts
  Brewton, AL                           599,337          1991        Dec. 1991             27.5
Westbrook Square L.P.
  Carthage, MS                          447,123          1990        Dec. 1991             27.5
Warsaw Elderly Housing Ltd.
  Warsaw, KY                            437,505          1991        Dec. 1991             27.5
West Hill Square Apts. Ltd.
  Gordo, AL                             335,550          1991        Dec. 1991             27.5

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2004



                                                          Initial Cost to Partnership              Cost
                                                       --------------------------------         Capitalized
                                                                           Buildings and       Subsequent to
Description                        Encumbrances            Land            Improvements         Acquisition
------------                       ------------        ------------        ------------        ------------
Elmwood Assoc
  Picayune, MS                          700,034              81,500             829,183              38,117
Harmony Gate Assoc
  Los Angeles, CA                     3,756,929                   0           9,757,807              57,491
                                   ------------        ------------        ------------        ------------


                                   $ 66,285,158        $  5,662,256        $120,113,803        $ 21,702,750
                                   ============        ============        ============        ============




                                  Purchase Price          Gross Amount at which Carried at Close of Period
                                  Adjustments(B)        ----------------------------------------------------
                                   Buildings and                            Buildings and
Description                        Improvements             Land            Improvements           Total(A)
------------                       ------------         ------------        ------------        ------------
Elmwood Assoc
  Picayune, MS                                0               81,661             867,139             948,800
Harmony Gate Assoc
  Los Angeles, CA                             0                  161           9,815,137           9,815,298
                                   ------------         ------------        ------------        ------------


                                   $ (3,268,642)        $  5,720,520        $138,489,647        $144,210,167
                                   ============         ============        ============        ============




                                                                                      Life on which
                                                                                     Depreciation in
                                                        Year of                       Latest Income
                                   Accumulated       Construction/      Date          Statements are
Description                        Depreciation       Renovation      Acquired        Computed(C)(D)
------------                       ------------       ----------     ----------       --------------
Elmwood Assoc
  Picayune, MS                          281,308          1991        Dec. 1991             27.5
Harmony Gate Assoc
  Los Angeles, CA                     4,128,791          1992        Jan. 1992             27.5
                                   ------------


                                   $ 63,733,516
                                   ============

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

                                        Cost of Property and Equipment                          Accumulated Depreciation
                                ------------------------------------------------    ------------------------------------------------
                                                                        Years Ended March 31,
                                ----------------------------------------------------------------------------------------------------
                                    2004              2003             2002             2004              2003             2002
                                -------------     -------------    -------------    -------------     -------------    -------------
Balance at beginning of year    $ 143,202,053     $ 142,450,720    $ 141,678,599    $  58,927,642     $  54,178,153    $  49,344,006
Additions during year:
Improvements                        1,017,659           751,333          772,121
Dispositions                           (9,545)                0                0           (5,513)                0                0
Depreciation expense                                                                    4,811,387         4,749,489        4,834,147
Loss on impairment of asset                 0                 0                0
                                -------------     -------------    -------------    -------------     -------------    -------------

Balance at close of year        $ 144,210,167     $ 143,202,053    $ 142,450,720    $  63,733,516     $  58,927,642    $  54,178,153
                                =============     =============    =============    =============     =============    =============

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