Form 10-Q
period 2004-06-30
FREEDOM TAX CREDIT PLUS LP
filed 2004-08-10
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2004

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
Yes     X     No
     -------      -------

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  Yes          No     X
                                          -------      -------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   ============    ============
                                                     June 30,        March 31,
                                                       2004            2004
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $64,942,793 and $63,733,516,
  respectively)                                    $ 79,472,172    $ 80,476,651
Cash and cash  equivalents                            2,559,356       2,492,636
Cash  held in  escrow                                 4,971,644       4,743,491
Deferred  costs  (net of accumulated
  amortization of $2,035,530
  and $1,988,501, respectively)                         932,357         979,385
Other assets                                            987,832       1,247,703
                                                   ------------    ------------

Total Assets                                       $ 88,923,361    $ 89,939,866
                                                   ============    ============

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                                                   ============    ============
                                                     June 30,        March 31,
                                                       2004            2004
                                                   ------------    ------------
                                                   (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 66,014,298    $ 66,285,158
  Accounts payable and other
   liabilities                                        1,978,482       1,771,574
  Due to local general partners and
   affiliates                                         3,812,552       3,922,555
  Due to general partners and
   affiliates (Note 2)                                8,089,328       7,861,874
                                                   ------------    ------------

Total Liabilities                                    79,894,660      79,841,161
                                                   ------------    ------------

Minority interests                                    7,990,219       8,001,969
                                                   ------------    ------------

Contingencies (Note 3)

Partners' Capital (Deficit):
  Limited partners (72,896 BACs
   issued and outstanding)                            1,708,744       2,756,415
  General partners                                     (670,262)       (659,679)
                                                   ------------    ------------

Total Partners' Capital (Deficit)                     1,038,482       2,096,736
                                                   ------------    ------------

Total Liabilities and Partners'
  Capital (Deficit)                                $ 88,923,361    $ 89,939,866
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   OPERATIONS
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ----------------------------
Revenues
Rental income                                      $ 3,748,355      $ 3,664,367
Other                                                  317,198          326,921
                                                   -----------      -----------

Total revenues                                       4,065,553        3,991,288
                                                   -----------      -----------

Expenses
General and administrative                             700,396          768,148
General and administrative-
  related parties (Note 2)                             442,095          416,123
Operating and other                                    404,323          392,394
Repairs and Maintenance                                832,225          722,880
Real estate taxes                                      251,294          251,523
Insurance                                              176,767          165,260
Financial                                            1,070,765        1,103,490
Depreciation and amortization                        1,256,305        1,237,652
                                                   -----------      -----------

Total expenses                                       5,134,170        5,057,470
                                                   -----------      -----------

Loss before minority interest                       (1,068,617)      (1,066,182)

Minority interest in loss of subsidiaries               10,363           11,698
                                                   -----------      -----------

Net loss                                           $(1,058,254)     $(1,054,484)
                                                   ===========      ===========

Net loss - limited partners                        $(1,047,671)     $(1,043,939)
                                                   ===========      ===========

Number of BACs outstanding                              72,896           72,896
                                                   ===========      ===========

Net loss per BAC                                   $    (14.37)     $    (14.32)
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                     Limited         General
                                       Total         Partners        Partners
                                    -----------     -----------     -----------
Partners' capital (deficit)
  April 1, 2004                     $ 2,096,736     $ 2,756,415     $  (659,679)

Net loss                             (1,058,254)     (1,047,671)        (10,583)
                                    -----------     -----------     -----------

Partners' capital (deficit)
  June 30, 2004                     $ 1,038,482     $ 1,708,744     $  (670,262)
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004              2003
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $(1,058,254)     $(1,054,484)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization                        1,256,305        1,237,652
Minority interest in loss of
  subsidiaries                                         (10,363)         (11,698)
Increase in cash held
  in escrow                                           (228,153)        (181,085)
Decrease (increase) in other assets                    259,871         (215,983)
Increase in accounts payable
  and other liabilities                                206,907          548,948
Increase in due to general partners
  and affiliates                                       227,454          237,150
Increase in due to local general
  partners and affiliates                                3,464           12,871
Decrease in due to local general
  partners and affiliates                             (113,467)         (14,382)
                                                   -----------      -----------

Net cash provided by
  operating activities                                 543,764          558,989
                                                   -----------      -----------

Cash flows from investing activities:

Acquisition of property and
  equipment                                           (204,797)        (146,246)
                                                   -----------      -----------

Net cash used in investing activities                 (204,797)        (146,246)
                                                   -----------      -----------

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004              2003
                                                   ----------------------------
Cash flows from financing activities:

Repayments of mortgage notes                          (270,860)        (275,807)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                     (1,387)         (11,723)
                                                   -----------      -----------
Net cash used in financing
  activities                                          (272,247)        (287,530)
                                                   -----------      -----------

Net increase in cash and cash
  equivalents                                           66,720          125,213

Cash and cash equivalents at
  beginning of period                                2,492,636        2,247,128
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 2,559,356      $ 2,372,341
                                                   ===========      ===========

Supplemental disclosure of cash
  flow information:
Cash paid during period for
  interest                                         $   969,564      $   920,486
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


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

Losses attributable to minority interests aggregated approximately $10,000 and $12,000 for the three months ended June 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2004 and results of operations and its cash flows for the three months ended June 30,

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


2004 and 2003. However, the operating results and cash flows for the three months ended June 30, 2004 may not be indicative of the results for the entire year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

The costs incurred to related parties for the three months ended June 30, 2004 and 2003 were as follows:

                                                           Three Months Ended
                                                                June 30,
                                                        ------------------------
                                                          2004            2003
                                                        ------------------------
Partnership management fees (a)                         $169,000        $169,000
Expense reimbursement (b)                                 36,446          39,160
Local administrative fee (c)                              13,000          13,000
                                                        --------        --------

Total general and administrative-
  General Partners                                       218,446         221,160
                                                        --------        --------
Property management fees
  incurred to  affiliates of
  the subsidiary partnerships'
  general partners (d)                                   223,649         194,963
                                                        --------        --------
Total general and administrative-
  related parties                                       $442,095        $416,123
                                                        ========        ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


amounting to approximately $6,377,000 and $6,208,000 were accrued and unpaid as of June 30, 2004 and March 31, 2004, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $266,383 and $260,658 for the three months ended June 30, 2004 and 2003, respectively. Of these fees, $223,649 and $194,963, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three months ended June 30, 2004 and 2003, respectively.


Note 3 - Contingencies

Washington Brooklyn
-------------------
On or about September 2003, two putative mortgagees commenced a mortgage foreclosure action in the Supreme Court of the State of New York, Kings County (the "Court"), entitled 150 BEACH 120th STREET INC. v. WASHINGTON BROOKLYN LIMITED PARTNERSHIP, Index No. 35255/2003, seeking to foreclose on an alleged $100,000 loan and mortgage against the real property (the "Apartment Complex") owned by Washington Brooklyn Limited Partnership ("Washington"). Apparently, the former general partner of Washington, BUFNY Houses of Brooklyn, Inc. ("BUFNY"), allegedly granted two mortgages in the amounts of $225,000 and $100,000 secured by the Apartment Complex. Each of the foregoing mortgages was granted without

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


the knowledge and consent of Freedom SLP, L.P. (the "Special Limited Partner") or the Partnership (collectively the "Freedom LPs"), as required by Washington's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Freedom LPs believe that BUFNY did not use the alleged loan proceeds for the benefit of Washington or the Apartment Complex. For these and other reasons, the Freedom LPs contend that the alleged mortgages are invalid.

In addition, BUFNY allegedly failed to comply with the terms of either mortgage, which resulted in the holders of the alleged $100,000 mortgage commencing the foreclosure proceedings. BUFNY did not appear in or otherwise respond to the foreclosure proceedings. The holders of the alleged $225,000 mortgage have not yet, to the knowledge of the Freedom LPs, commenced any foreclosure proceedings.

Shortly after the Freedom LPs became aware of these foreclosure proceedings, their counsel contacted counsel for the plaintiffs and mortgagees in an effort to learn more about the alleged mortgages and to resolve the disputes relating to the mortgages. When those efforts failed, the Freedom LPs filed a motion to intervene in the foreclosure action and for leave to file a late answer on behalf of themselves and Washington. The Freedom LPs contend that the mortgages are invalid and that Washington is not liable for them or the underlying indebtedness. A hearing on the Freedom LPs' motion was held on June 16, 2004 and the Court reserved ruling on that motion, which is now fully submitted and pending a decision by the Court. The Court, however, has stayed all further proceedings in the foreclosure action until it decides the Freedom LPs' motion. If the Court were to deny the Freedom LPs motion or reject their defenses on the merits to the foreclosure action, it is possible that the Apartment Complex might be foreclosed upon and the Partnership might lose its title to and interests in the Apartment Complex, as well as risk possible recapture of a portion of the tax credits generated by Washington. However, the final outcome of this case cannot be determined at this time.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's sources of funds during the three months ended June 30, 2004, include working capital reserves, interest earned on working capital and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

A  working  capital  reserve  of  approximately  $51,000,   exclusive  of  Local
Partnerships' working capital, remains as of June 30, 2004.

During the three months ended June 30, 2004 and 2003, the distributions received from the Local Partnerships approximated $26,000 and $3,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $6,377,000 and $6,208,000 were accrued and unpaid as of June 30, 2004 and March 31, 2004, respectively. Without the General Partners continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so and to the extent cash flow becomes available, such fees will be paid. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

During the three months ended June 30, 2004, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships increased approximately $67,000 due to cash provided by operating activities ($544,000) which exceeded acquisitions of property and equipment ($205,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($1,000) and repayments of mortgage notes ($271,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $1,256,000.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be experiencing downswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 local partnerships, all of which have their tax credits in place. The tax credits are attached to the property for a period of ten years and are transferable with the property during the remainder of such ten year period. As of December 31, 2002 all the Local Partnerships have completed their tax credit periods and the Partnership has met its primary objective of generating Housing Tax Credits ("Tax Credits") for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the 15 year Compliance Period ("Compliance Period") in order to avoid recapture of the Tax Credits. The Compliance Period will end between December 31, 2004 and December 31, 2007 with respect to the Properties depending upon when the Compliance Period commenced.

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

Results of Operations
---------------------

The results of operations for the three months ended June 30, 2004 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 2004 as compared to the corresponding period in 2003, primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance, remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 2004 as compared to the corresponding period in 2003.

Repairs and maintenance expense increased by approximately $109,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003, primarily due to painting and exterior renovations at one Local Partnership.

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

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - See Item I.  Financial Statements - Note 3.

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                  (Registrant)

                           By: RELATED FREEDOM ASSOCIATES L.P.,
                               a General Partner

                           By: RELATED FREEDOM ASSOCIATES INC.,
                               General Partner

Date: August 10, 2004

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes, Director and President
                                   (Principal Executive Officer and Principal
                                   Financial Officer)

Date: August 10, 2004

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps, Treasurer
                                   (Principal Accounting Officer)

                           and

                           By: FREEDOM GP INC.,
                               a General Partner

Date: August 10, 2004

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes, Director and President
                                   (Principal Executive Officer and Principal
                                   Financial Officer)

Date: August 10, 2004

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps, Treasurer
                                   (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the Partnership and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

     c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



Date: August 10, 2004
      ---------------

                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Principal Executive Officer and
                               Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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


By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Principal Executive Officer and Principal Financial Officer
    August 10, 2004