Form 10-Q
period 2004-09-30
FREEDOM TAX CREDIT PLUS LP
filed 2004-11-05
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
------    EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2004

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

                                                   ============    ============
                                                   September 30,     March 31,
                                                       2004            2004
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $66,146,433 and $63,733,516,
  respectively)                                    $ 78,258,055    $ 80,476,651
Cash and cash  equivalents                            2,296,068       2,492,636
Cash  held in  escrow                                 5,210,785       4,743,491
Deferred  costs  (net of accumulated
  amortization of $2,082,662
  and $1,988,501, respectively)                         885,224         979,385
Other assets                                          1,466,678       1,247,703
                                                   ------------    ------------

Total Assets                                       $ 88,116,810    $ 89,939,866
                                                   ============    ============

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                                                   ============    ============
                                                   September 30,     March 31,
                                                       2004            2004
                                                   ------------    ------------
                                                   (Unaudited)
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 65,723,999    $ 66,285,158
  Accounts payable and other
   liabilities                                        2,099,979       1,771,574
  Due to local general partners and
   affiliates                                         3,819,895       3,922,555
  Due to general partners and
   affiliates (Note 2)                                8,386,241       7,861,874
                                                   ------------    ------------

Total Liabilities                                    80,030,114      79,841,161
                                                   ------------    ------------

Minority interests                                    7,976,936       8,001,969
                                                   ------------    ------------

Partners' Capital (Deficit):
  Limited partners (72,896 BACs
   issued and outstanding)                              789,309       2,756,415
  General partners                                     (679,549)       (659,679)
                                                   ------------    ------------

Total Partners' Capital (Deficit)                       109,760       2,096,736
                                                   ------------    ------------

Total Liabilities and Partners'
  Capital (Deficit)                                $ 88,116,810    $ 89,939,866
                                                   ============    ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      ============================    ============================
                            Three Months Ended              Six Months Ended
                              September 30,                   September 30,
                      ----------------------------    ----------------------------
                          2004            2003            2004            2003
                      ----------------------------    ----------------------------
Revenues
Rental income         $  3,780,526    $  3,623,562    $  7,528,881    $  7,287,929
Other                      412,340         414,400         729,538         741,321
                      ------------    ------------    ------------    ------------

Total revenues           4,192,866       4,037,962       8,258,419       8,029,250
                      ------------    ------------    ------------    ------------

Expenses
General and
  administrative           653,914         688,221       1,354,310       1,456,369
General and
  administrative-
  related parties
  (Note 2)                 484,291         444,333         926,386         860,456
Operating and
  other                    405,343         335,582         809,666         727,976
Repairs and
  maintenance              785,166         680,570       1,617,391       1,403,450
Real estate taxes          244,580         247,241         495,874         498,764
Insurance                  205,654         170,297         382,421         335,557
Financial                1,100,351       1,172,494       2,171,116       2,275,984
Depreciation and
  amortization           1,250,773       1,234,872       2,507,078       2,472,524
                      ------------    ------------    ------------    ------------

Total expenses           5,130,072       4,973,610      10,264,242      10,031,080
                      ------------    ------------    ------------    ------------

Loss before
  minority interest       (937,206)       (935,648)     (2,005,823)     (2,001,830)

Minority interest
  in loss of
  subsidiary
  partnerships               8,484           9,275          18,847          20,973
                      ------------    ------------    ------------    ------------

Net loss              $   (928,722)   $   (926,373)   $ (1,986,976)   $ (1,980,857)
                      ============    ============    ============    ============

Net loss - limited
  partners            $   (919,435)   $   (917,109)   $ (1,967,106)   $ (1,961,048)
                      ============    ============    ============    ============

Number of BACs
  outstanding               72,896          72,896          72,896          72,896
                      ============    ============    ============    ============

Net loss per BAC      $     (12.61)   $     (12.58)   $     (26.98)   $     (26.90)
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENT OF
                     CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                Limited        General
                                   Total        Partners       Partners
                                -----------    -----------    -----------
Partners' capital (deficit) -
   April 1, 2004                $ 2,096,736    $ 2,756,415    $  (659,679)

Net loss                         (1,986,976)    (1,967,106)       (19,870)
                                -----------    -----------    -----------

Partners' capital (deficit) -
   September 30, 2004           $   109,760    $   789,309    $  (679,549)
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)

                                           ==========================
                                                 Six Months Ended
                                                   September 30,
                                           --------------------------
                                              2004            2003
                                           --------------------------
Cash flows from operating activities:

Net loss                                   $(1,986,976)   $(1,980,857)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization                2,507,078      2,472,524
Minority interest in loss of
  subsidiaries                                 (18,847)       (20,973)
Increase in cash held
  in escrow                                   (467,294)      (451,664)
Increase in other assets                      (218,975)      (154,961)
Increase in accounts payable
  and other liabilities                        328,406        657,303
Increase in due to general partners
  and affiliates                               524,367        432,715
Increase in due to local general
  partners and affiliates                       15,714         14,632
Decrease in due to local general
  partners and affiliates                     (118,374)      (103,214)
                                           -----------    -----------

Net cash provided by
  operating activities                         565,099        865,505
                                           -----------    -----------

Cash flows from investing activities:

Acquisition of property and
  equipment                                   (194,321)      (286,094)
                                           -----------    -----------

Net cash used in investing
  activities                                  (194,321)      (286,094)
                                           -----------    -----------

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                           ==========================
                                                 Six Months Ended
                                                   September 30,
                                           --------------------------
                                              2004            2003
                                           --------------------------
Cash flows from financing activities:

Repayments of mortgage notes                  (561,160)      (516,804)
Decrease in capitalization of
  consolidated subsidiaries and
  distributions attributable to
  minority interest                             (6,186)       (17,310)
                                           -----------    -----------

Net cash used in financing
  activities                                  (567,346)      (534,114)
                                           -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                 (196,568)        45,297

Cash and cash equivalents at
  beginning of period                        2,492,636      2,247,128
                                           -----------    -----------

Cash and cash equivalents at
  end of period                            $ 2,296,068    $ 2,292,425
                                           ===========    ===========

Supplemental disclosure of cash
  flow information:
Cash paid during period for interest       $ 2,041,339    $ 2,045,256
                                           ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and 42 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships.

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

Losses attributable to minority interests aggregated approximately $8,000, $9,000, $19,000 and $21,000 for the three and six months ended September 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2004 and the results of operations for the three and six months ended September 30, 2004 and 2003 and cash flows for the six months ended September 30, 2004 and

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


2003. However, the operating results and cash flows for the six months ended September 30, 2004 may not be indicative of the results for the entire year.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 30, 2004 and 2003 were as follows:

                             Three Months Ended    Six Months Ended
                                September 30,         September 30,
                            -------------------   -------------------
                              2004       2003       2004       2003
                            -------------------   -------------------
Partnership manage-
  ment fees (a)             $169,000   $169,000   $338,000   $338,000
Expense reimburse-
  ment (b)                    73,334     59,602    109,780     98,762
Local administra-
  tive fee (c)                14,000     14,000     27,000     27,000
                            --------   --------   --------   --------

Total general and
  administrative-
  General Partners           256,334    242,602    474,780    463,762
                            --------   --------   --------   --------
Property manage-
  ment fees
  incurred to
  affiliates of
  the subsidiary
  partnerships'
  general
  partners (d)               227,957    201,731    451,606    396,694
                            --------   --------   --------   --------
Total general and
  administrative-
  related parties           $484,291   $444,333   $926,386   $860,456
                            ========   ========   ========   ========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


amounting to approximately $6,546,000 and $6,208,000 were accrued and unpaid as of September 30, 2004 and March 31, 2004, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $269,748 and $268,168 and $536,131 and $528,826 for the three and six months ended September 30, 2004 and 2003, respectively. Of these fees, $227,957 and $201,731 and $451,606 and $396,694, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three and six months ended September 30, 2004 and 2003, respectively.


Note 3 - Contingencies

Washington Brooklyn
-------------------
On or about September 2003, two putative mortgagees commenced a mortgage foreclosure action in the Supreme Court of the State of New York, Kings County (the "Court"), entitled 150 BEACH 120th STREET INC. v. WASHINGTON BROOKLYN

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


LIMITED PARTNERSHIP, Index No. 35255/2003, seeking to foreclose on an alleged $100,000 loan and mortgage against the real property (the "Apartment Complex") owned by Washington Brooklyn Limited Partnership ("Washington"). Apparently, the former general partner of Washington, BUFNY Houses of Brooklyn, Inc. ("BUFNY"), allegedly granted two mortgages in the amounts of $225,000 and $100,000 secured by the Apartment Complex. Each of the foregoing mortgages was granted without the knowledge and consent of Freedom SLP, L.P. (the "Special Limited Partner") or the Partnership (collectively the "Freedom LPs"), as required by Washington's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Freedom LPs believe that BUFNY did not use the alleged loan proceeds for the benefit of Washington or the Apartment Complex. For these and other reasons, the Freedom LPs contend that the alleged mortgages are invalid.

In addition, BUFNY allegedly failed to comply with the terms of either mortgage, which resulted in the holders of the alleged $100,000 mortgage commencing the foreclosure proceedings. BUFNY did not appear in or otherwise respond to the foreclosure proceedings. The holders of the alleged $225,000 mortgage have not yet, to the knowledge of the Freedom LPs, commenced any foreclosure proceedings.

Shortly after the Freedom LPs became aware of these foreclosure proceedings, their counsel contacted counsel for the plaintiffs and mortgagees in an effort to learn more about the alleged mortgages and to resolve the disputes relating to the mortgages. When those efforts failed, the Freedom LPs filed a motion to intervene in the foreclosure action and for leave to file a late answer on behalf of themselves and Washington. The Freedom LPs contend that the mortgages are invalid and that Washington is not liable for them or the underlying indebtedness. In an order dated September 7, 2004, the Court granted the Freedom LPs' motion to intervene and to file a late answer on behalf of the Partnership.

On or about September 21, 2004, the Freedom LPs, on behalf of themselves and the Partnership, served an answer, counterclaims and crossclaims in defending against the action. The answer denied the material allegations of the complaint and asserted certain affirmative defenses, counterclaims and crossclaims. Among other things, the Freedom LPs, on behalf of themselves and the Partnership, added The Levites Organization, one of the two co-holders of the $225,000

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


mortgage for which the plaintiffs' complaint did not seek foreclosure, as an additional counterclaim defendant, and the Freedom LPs assert that both the $100,000 and $225,000 mortgages are invalid and void ab initio. The Freedom LPs intend to defend the action and prosecute their counterclaims and crossclaims vigorously. If the Court were to reject the Freedom LPs defenses and counterclaims, then it is possible that the Apartment Complex might be foreclosed upon and the Partnership might lose its title to and interests in the Apartment Complex, as well as risk possible recapture of a portion of the tax credits generated by Washington. However, the final outcome of this case cannot be determined at this time.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's sources of funds during the six months ended September 30, 2004, include working capital reserves, interest earned on working capital and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

A  working  capital  reserve  of  approximately  $20,000,   exclusive  of  Local
Partnerships' working capital, remains as of September 30, 2004.

During the six months ended September 30, 2004 and 2003, the distributions received from the Local Partnerships approximated $27,000 and $3,400, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $6,546,000 and $6,208,000 were accrued and unpaid as of September 30, 2004 and March 31, 2004, respectively. Without the General Partners continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so and to the extent cash flow becomes available, such fees will be paid. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

During the six months ended September 30, 2004, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $197,000 due to acquisitions of property and equipment ($194,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($6,000) and repayments of mortgage notes ($561,000), which exceeded cash provided by operating activities ($565,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $2,507,000.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be experiencing downswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 local partnerships, all of which have had their tax credits in place. The tax credits are attached to the property for a period of ten years and are transferable with the property during the remainder of such ten year period. As of December 31, 2002 all the Local Partnerships have completed their tax credit periods and the Partnership has met its primary objective of generating Housing Tax Credits ("Tax Credits") for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the 15 year Compliance Period ("Compliance Period") in order to avoid recapture of the Tax Credits. The Compliance Period will end between December 31, 2004 and December 31, 2007 with respect to the Properties depending upon when the Compliance Period commenced.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

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

Results of Operations
---------------------

The results of operations for the three and six months ended September 30, 2004 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 4% and 3% for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to rental rate increases.

Total expenses, excluding operating and other, repairs and maintenance and insurance, remained fairly consistent with a decrease of 1% for both the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003.

Operating expenses increased by approximately $70,000 and $82,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in fuel costs at one Local Partnership and higher water and sewer costs at two other Local Partnerships.

Repairs and maintenance expenses increased by approximately $105,000 and $214,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to painting and exterior renovations at one Local Partnership, an increase in exterior repairs at a second Local Partnership and an increase in turnover costs, building interior and exterior costs at a third Local Partnership.

Insurance expense increased by approximately $35,000 and $47,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is not exposed to market risk since its mortgage indebtedness bears fixed rates of interest.

Item 4. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom G.P. Inc., the general partners of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

        (10A) Form of Subscription Agreement, incorporated herein as an exhibit by reference to Exhibit B to the Prospectus as filed as part of Post-Effective Amendment No. 6

        (10B) Form of Purchase and Sale Agreement pertaining to the Part-nership's acquisition of Local Partnership Interests, incorporated herein as an exhibit by reference to Exhibit (10C) to the Initial S-11

        (10C) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships, incorporated herein as an exhibit by reference to Exhibit

        (10D)  to   Pre-Effective   Amendment  No.  1  to   the   Partnership's
registration statement on Form S-11, File No.33-30859, as filed with the Securities and Exchange Commission on December 21, 1989

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                  (Registrant)

                      By: RELATED FREEDOM ASSOCIATES L.P.,
                          a General Partner

                      By: RELATED FREEDOM ASSOCIATES INC.,
                          General Partner

Date:  November 5, 2004

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes, President
                              (Principal Executive Officer and
                              Principal Financial Officer)

Date:  November 5, 2004

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps, Treasurer
                              (Principal Accounting Officer)

                      and

                      By: FREEDOM GP INC.,
                          a General Partner

Date:  November 5, 2004

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes, President
                              (Principal Executive Officer and
                              Principal Financial Officer)

Date:  November 5, 2004

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps, Treasurer
                              (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: November 5, 2004
               ----------------

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Principal Executive Officer and
                                       Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Principal Executive Officer and Principal Financial Officer
    November 5, 2004