Form 10-Q
period 2004-12-31
FREEDOM TAX CREDIT PLUS LP
filed 2005-02-01
CIK 854926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
------    EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2004

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
Yes    X      No
     ------       ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes           No    X
     ------       ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2004            2004
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

Property and equipment - (at cost,
  net of accumulated depreciation
  of $67,348,018 and $63,733,516,
  respectively)                                    $ 77,172,561    $ 80,476,651
Cash and cash  equivalents                            2,427,262       2,492,636
Cash  held in  escrow                                 5,315,365       4,743,491
Deferred  costs  (net of accumulated
  amortization of $2,118,595
  and $1,988,501, respectively)                         849,291         979,385
Other assets                                          1,544,136       1,247,703
                                                   ------------    ------------

Total Assets                                       $ 87,308,615    $ 89,939,866
                                                   ============    ============

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2004            2004
                                                   ------------    ------------
                                                   (Unaudited)

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 65,443,918    $ 66,285,158
  Accounts payable and other
   liabilities                                        2,343,190       1,771,574
  Due to local general partners and
   affiliates                                         3,850,834       3,922,555
  Due to general partners and
   affiliates (Note 2)                                8,613,408       7,861,874
                                                   ------------    ------------

Total Liabilities                                    80,251,350      79,841,161
                                                   ------------    ------------

Minority interests                                    7,868,276       8,001,969
                                                   ------------    ------------

Partners' Capital (Deficit):
  Limited partners (72,896 BACs
   issued and outstanding)                             (122,255)      2,756,415
  General partners                                     (688,756)       (659,679)
                                                   ------------    ------------

Total Partners' Capital (Deficit)                      (811,011)      2,096,736
                                                   ------------    ------------

Total Liabilities and Partners'
  Capital (Deficit)                                $ 87,308,615    $ 89,939,866
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   OPERATIONS
                                   (Unaudited)

                          ============================    =============================
                               Three Months Ended               Nine Months Ended
                                   December 31,                    December 31,
                          ----------------------------    -----------------------------
                             2004             2003            2004            2003
                          ----------------------------    -----------------------------
Revenues
Rental income             $  3,686,882    $  3,680,546    $ 11,215,763    $ 10,968,475
Other                          376,665         349,842       1,106,203       1,091,163
Gain on sale of
  marketable securities              0           4,966               0           4,966
                          ------------    ------------    ------------    ------------
Total revenues               4,063,547       4,035,354      12,321,966      12,064,604
                          ------------    ------------    ------------    ------------

Expenses
General and
  administrative               754,468         679,023       2,108,778       2,135,392
General and
  administrative-
  related parties
  Note 2)                      460,116         409,783       1,386,502       1,270,239
Operating and
  other                        316,539         355,945       1,126,205       1,083,921
Repairs and
  maintenance                  673,869         719,531       2,291,260       2,122,981
Real estate taxes              245,294         251,926         741,168         750,690
Insurance                      208,123         140,547         590,544         476,104
Financial                    1,097,613       1,096,321       3,268,729       3,372,305
Depreciation and
  amortization               1,237,518       1,228,597       3,744,596       3,701,121
                          ------------    ------------    ------------    ------------
Total expenses               4,993,540       4,881,673      15,257,782      14,912,753
                          ------------    ------------    ------------    ------------
Loss before
  minority interest           (929,993)       (846,319)     (2,935,816)     (2,848,149)

Minority interest
  in loss of
  subsidiary
  partnerships                   9,222           7,923          28,069          28,896
                          ------------    ------------    ------------    ------------

Net loss                  $   (920,771)   $   (838,396)   $ (2,907,747)   $ (2,819,253)
                          ============    ============    ============    ============

Net loss - limited
  partners                $   (911,563)   $   (830,012)   $ (2,878,670)   $ (2,791,060)
                          ============    ============    ============    ============

Number of BACs
  outstanding                   72,896          72,896          72,896          72,896
                          ============    ============    ============    ============

Basic net loss
  per BAC                 $     (12.51)   $     (11.39)   $     (39.49)   $     (38.29)
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENT OF
                     CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                Limited         General
                                  Total         Partners        Partners
                                -----------    -----------    -----------
Partners' capital (deficit) -
   April 1, 2004                $ 2,096,736    $ 2,756,415    $  (659,679)

Net loss                         (2,907,747)    (2,878,670)       (29,077)
                                -----------    -----------    -----------

Partners' deficit -
   December 31, 2004            $  (811,011)   $  (122,255)   $  (688,756)
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)

                                          ===========================
                                               Nine Months Ended
                                                  December 31,
                                          ---------------------------
                                             2004            2003
                                          ---------------------------
Cash flows from operating activities:

Net loss                                  $(2,907,747)   $(2,819,253)

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization               3,744,596      3,701,121
Minority interest in loss of
  subsidiaries                                (28,069)       (28,896)
Gain on sale of marketable securities               0         (4,966)
Increase in cash held
  in escrow                                  (571,874)      (589,826)
Increase in other assets                     (296,433)      (218,629)
Increase in accounts payable
  and other liabilities                       571,616        978,387
Increase in due to general partners
  and affiliates                              751,534        614,769
Increase in due to local general
  partners and affiliates                      64,046         13,126
Decrease in due to local general
  partners and affiliates                    (135,767)      (345,595)
                                          -----------    -----------

Net cash provided by
  operating activities                      1,191,902      1,300,238
                                          -----------    -----------

Cash flows from investing activities:

Acquisition of property and
  equipment                                  (310,412)      (420,985)
Proceeds from sale of marketable
  securities                                        0        114,464
                                          -----------    -----------

Net cash used in  investing  activities      (310,412)      (306,521)
                                          -----------    -----------

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                          ===========================
                                               Nine Months Ended
                                                  December 31,
                                          ---------------------------
                                             2004            2003
                                          ---------------------------

Cash  flows  from financing activities:

Repayments of mortgage notes                 (841,240)      (778,526)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest          (105,624)       (17,310)
                                          -----------    -----------
Net cash used in financing
  activities                                 (946,864)      (795,836)
                                          -----------    -----------

Net (decrease) increase in cash and
  cash equivalents                            (65,374)       197,881

Cash and cash equivalents at
  beginning of period                       2,492,636      2,247,128
                                          -----------    -----------

Cash and cash equivalents at
  end of period                           $ 2,427,262    $ 2,445,009
                                          ===========    ===========

Supplemental disclosure of cash
  flow information:
Cash paid during period for
  interest                                $ 3,063,958    $ 3,106,061
                                          ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


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

Losses attributable to minority interests aggregated approximately $9,000, $8,000, $28,000 and $29,000 for the three and nine months ended December 31, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2004, the results of operations for the three and nine months ended December 31, 2004 and 2003 and cash flows for the nine months ended December 31, 2004 and

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


2003. However, the operating results and cash flows for the nine months ended December 31, 2004 may not be indicative of the results for the entire year.

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

Rental income is recognized as rent becomes due and charged to tenants accounts receivable if not received by the due date. Rental income is typically due the first day of each month, but can vary by property due to the terms of each tenants' lease. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is received and applied. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 31, 2004 and 2003 were as follows:

                       Three Months Ended        Nine Months Ended
                           December 31,               December 31,
                     -----------------------   -----------------------
                        2004         2003         2004         2003
                     -----------------------   -----------------------
Partnership manage-
  ment fees (a)      $  169,000   $  169,000   $  507,000   $  507,000
Expense reimburse-
  ment (b)               58,829       28,461      168,609      127,223
Local administra-
  tive fee (c)           13,000       13,000       40,000       40,000
                     ----------   ----------   ----------   ----------

Total general and
  administrative-
  General Partners      240,829      210,461      715,609      674,223
                     ----------   ----------   ----------   ----------

Property manage-
  ment fees
  incurred to
  affiliates of
  the subsidiary
  partnerships'
  general
  partners (d)          219,287      199,322      670,893      596,016
                     ----------   ----------   ----------   ----------

Total general and
  administrative-
  related parties    $  460,116   $  409,783   $1,386,502   $1,270,239
                     ==========   ==========   ==========   ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $6,715,000 and $6,208,000 were accrued and unpaid as of December 31, 2004 and March 31, 2004, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee up to $2,500 per year from each subsidiary partnership.

(d) Property management fees incurred by subsidiary partnerships amounted to $262,724, $265,654, $798,855 and $794,480 for the three and nine months ended
December 31, 2004 and 2003, respectively. Of these fees, $219,287, $199,322, $670,893 and $596,016, respectively, were incurred to affiliates of the subsidiary partnerships' general partners for the three and nine months ended December 31, 2004 and 2003, respectively.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


Note 3 - Contingencies

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


On or about September 21, 2004, the Freedom LPs, on behalf of themselves and the Partnership, served an answer, counterclaims and crossclaims in defending against the action. The answer denied the material allegations of the complaint and asserted certain affirmative defenses, counterclaims and crossclaims. Among other things, the Freedom LPs, on behalf of themselves and the Partnership, added The Levites Organization, one of the two co-holders of the $225,000 mortgage for which the plaintiffs' complaint did not seek foreclosure, as an additional counterclaim defendant, and the Freedom LPs assert that both the $100,000 and $225,000 mortgages are invalid and void ab initio. The parties are currently engaged in taking discovery.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's sources of funds during the nine months ended December 31, 2004, include working capital reserves, interest earned on working capital and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

A  working  capital  reserve  of  approximately  $57,000,   exclusive  of  Local
Partnerships' working capital, remains as of December 31, 2004.

During the nine months ended December 31, 2004 and 2003, the distributions received from the Local Partnerships approximated $93,000 and $48,000, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the preceding paragraph and the continued deferral by the General Partners of fees owed to them will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $6,715,000 and $6,208,000 were accrued and unpaid as of December 31, 2004 and March 31, 2004, respectively. Without the General Partners continued accrual without payments, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to do so and to the extent cash flow becomes available, such fees will be paid. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

During the nine months ended December 31, 2004, cash and cash equivalents of the Partnership and its forty-two consolidated Local Partnerships decreased approximately $65,000 due to acquisitions of property and equipment ($310,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($106,000) and repayments of mortgage notes ($841,000) which exceeded cash provided by operating activities ($1,192,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $3,745,000.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be experiencing downswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 42 local partnerships, all of which have their tax credits in place. The tax credits are attached to the property for a period of ten years and are transferable with the property during the remainder of such ten year period. As of December 31, 2002 all the Local Partnerships have completed their tax credit periods and the Partnership has met its primary objective of generating Housing Tax Credits ("Tax Credits") for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the 15 year Compliance Period ("Compliance Period") in order to avoid recapture of the Tax Credits. The Compliance Period ends between December 31, 2004 and December 31, 2007 with respect to the Properties depending upon when the Compliance Period commenced.


Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

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

Results of Operations
---------------------

The results of operations for the three and nine months ended December 31, 2004 continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of less than 1% and approximately 2% for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to rental rate increases.

Total expenses, excluding general and administrative, general and administrative-related parties, operating and other and insurance, remained fairly consistent with a decrease of approximately 1% and an increase of approximately 1% for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003.

General and administrative expense increased approximately $75,000 for the three months ended December 31, 2004 as compared to the corresponding period in 2003, primarily due to the receipt of an incentive management fee at one Local Partnership during the three months ended December 31, 2004.

General and administrative-related parties expense increased approximately $50,000 and $116,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to changes in management agents at two Local Partnerships to affiliates of the general partner during the first quarter of 2004 and increased expense reimbursements at the Partnership level.

Operating and other expense decreased approximately $39,000 for the three months ended December 31, 2004 as compared to the corresponding period in 2003, primarily due to an underaccrual in the second quarter of 2003 at one Local Partnership that was corrected in the third quarter of 2003.

Insurance expense increased by approximately $68,000 and $114,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in insurance premiums at the Local Partnerships.

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

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - See Item 1.  Financial Statements - Note 3.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - None

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

Date: February 1, 2005

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes, President
                                   (Principal Executive and
                                   Financial Officer)

Date: February 1, 2005

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps, Treasurer
                                   (Principal Accounting Officer)

                           and

                           By: FREEDOM GP INC.,
                               a General Partner

Date: February 1, 2005

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes, President
                                   (Principal Executive and
                                   Financial Officer)

Date: February 1, 2005

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps, Treasurer
                                   (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


Date:    February 1, 2005

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Principal Executive Officer and
                                       Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ended December 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Principal Executive Officer and Principal Financial Officer
    February 1, 2005