Form 10-K
period 2005-03-31
FREEDOM TAX CREDIT PLUS LP
filed 2005-06-13
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24652

                          FREEDOM TAX CREDIT PLUS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Delaware                                              13-3533987
--------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 625 Madison Avenue, New York, New York                               10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Title of Class
       Beneficial Assignment Certificates and Limited Partnership Interests

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

       The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2004 was $789,309 based on Limited Partner equity as of such date.

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


Item 1.  Business

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

The Partnership was formed to invest as a limited partner in other limited partnerships ("Local Partnerships"), each of which owns one or more leveraged low-income multi-family residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, the "Tax Credits"). The Partnership's investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership. As of March 31, 2005, the Partnership has acquired interests in forty-two Local Partnerships. As of March 31, 2005, approximately $58,000,000 of net proceeds had been invested in such Local Partnerships, representing all of the Partnership's net proceeds available for investment. Subsequent to March 31, 2005 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, "Properties," below.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2005, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value. While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Tax Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

The Partnership generated $1,710,233 in Tax Credits during the 2002 Fiscal Year. As of December 31, 2002, all the Local Partnerships have completed their Tax Credit Periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period will end between December 31, 2004 and December 31, 2007 with respect to the Properties depending upon when the Credit Period commenced.

The Partnership continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

As of March 31, 2005, cash distributions received from the Local Partnerships have been immaterial. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

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


Item 2.  Properties

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


                           Local Partnership Schedule
                           --------------------------
                                                                   % of Units Occupied at May 1,
         Name of Location                                 ------------------------------------------------
        (Number of Units)             Date Acquired         2005      2004      2003      2002      2001
----------------------------------    --------------      --------  --------  --------  --------  --------
Parkside Townhomes
York, PA (53)                         September 1990         92%       98%       89%       87%       94%

Twin Trees
Layton, UT (43)                         October 1990         93%       95%       95%       98%      100%

Bennion (Mulberry)
Taylorsville, UT (80)                   October 1990         95%       93%       88%       96%       94%

Hunters Chase
Madison, AL (91)                        October 1990         80%       80%       95%       93%       95%

Wilshire Park
Huntsville, AL (65)                     October 1990         85%       91%       88%       94%       95%

Bethel Park
Bethel, OH (84)                         October 1990         83%       96%       89%       80%       86%

Zebulon Park
Owensville, OH (66)                     October 1990         86%       94%       94%       95%       97%

Tivoli Place
Murphreesboro, TN (61)                  October 1990         95%       90%       92%       89%       88%

Northwood (Hartwood)
Jacksonville, FL (110)                  October 1990         93%       97%       92%      100%       95%

Oxford Trace
Aiken, SC (29)                          October 1990         90%       96%       97%       79%       97%



                           Local Partnership Schedule
                           --------------------------
                                                                   % of Units Occupied at May 1,
         Name of Location                                 ------------------------------------------------
        (Number of Units)             Date Acquired         2005      2004      2003      2002      2001
----------------------------------    --------------      --------  --------  --------  --------  --------
Ivanhoe Apts
Salt Lake City, UT (19)                 January 1991         95%      100%       79%       95%       95%

Washington Brooklyn
Brooklyn, NY (24)                       January 1991        100%      100%      100%      100%      100%

Manhattan B (C.H. Development)
New York, NY (35)                       January 1991        100%       97%      100%      100%       97%

Davidson Court
Staten Island, NY (38)                    March 1991        100%       97%      100%      100%      100%

Magnolia Mews
Philadelphia, PA (63)                     March 1991         97%       95%       98%      100%      100%

Oaks Village
Whiteville, NC (40)                       March 1991        100%      100%       98%      100%       98%

Greenfield Village
Dunn, NC (40)                             March 1991         98%       98%       98%      100%       95%

Morris Avenue (CLM Equities)
Bronx, NY (58)                            April 1991        100%      100%      100%      100%      100%

Victoria Manor
Riverside, CA (112)                       April 1991         98%      100%      100%      100%      100%

Ogontz Hall
Philadelphia, PA (35)                     April 1991         97%       90%      100%       65%(a)   100%

Eagle Ridge
Stoughton, WI (54)                          May 1991         83%       87%       89%       93%       96%

Nelson Anderson
Bronx, NY (81)                             June 1991         93%       98%       98%       96%       98%

Abraham Lincoln Apts
Irondequoit, NY (69)                    September 1991       88%       86%       83%       94%       91%

Wilson Stree
(Middletown)t Apts
Middletown, PA (44)                     September 1991       89%       98%       98%       95%       91%

Lauderdale Lakes
Lauderdale Lakes, FL (172)              October 1991        100%       99%       97%       96%       95%

Flipper Temple
Atlanta, GA (163)                       October 1991        100%      100%       97%      100%       96%

220 Cooper Street
Camden, NJ (29)                        December 1991         90%      100%      100%       93%       97%

Pecan Creek
Tulsa, OK (47)                         December 1991         85%       96%       92%       94%       98%

Vendome
Brooklyn, NY (24)                      December 1991        100%      100%      100%      100%      100%

Rainer Villas
New Augusta, MS (20)                   December 1991         90%      100%       85%      100%      100%

Pine Shadow Apts
Waveland, MS (48)                      December 1991        100%      100%       98%      100%      100%

Windsor Place
Wedowee, AL (24)                       December 1991        100%      100%      100%      100%      100%



                           Local Partnership Schedule
                           --------------------------
                                                                   % of Units Occupied at May 1,
         Name of Location                                 ------------------------------------------------
        (Number of Units)             Date Acquired         2005      2004      2003      2002      2001
----------------------------------    --------------      --------  --------  --------  --------  --------
Brookwood Apts
Foley, AL (38)                         December 1991         95%       84%       95%       98%       95%

Heflin Hills Apts
Heflin, AL (24)                        December 1991        100%      100%      100%      100%      100%

Shadowood Apts
Stevenson, AL (24)                     December 1991         96%      100%      100%      100%      100%

Brittany Apts
DeKalb, MS (25)                        December 1991         96%      100%      100%      100%      100%

Hidden Valley Apts
Brewton, AL (40)                       December 1991        100%      100%      100%       99%      100%

Westbrook Square
Carthage, MS (32)                      December 1991         94%       97%       97%       88%       88%

Royal Pines  pts. (Warsaw Elderly)
Warsaw, KY (36)                        December 1991         97%      100%      100%      100%      100%

West Hill Square
Gordo, AL (24)                         December 1991         96%      100%      100%      100%      100%

Elmwood Manor
Picayune, MS (24)                      December 1991        100%      100%      100%      100%      100%

Harmony Gate Apts
Los Angeles, CA (70)                    January 1992         93%       97%       99%       97%       97%


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

The General Partners generally required that the general partners of the Local Partnerships ("Local General Partners") undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Operating Deficit Guarantees, amounts funded are treated as operating loans, which do not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2005, all Operating Deficit Guarantees have expired.


Item 3. Legal Proceeding

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

Shortly after the Freedom LPs became aware of these foreclosure proceedings, their counsel contacted counsel for the plaintiffs and mortgagees in an effort to learn more about the alleged mortgages and to resolve the disputes relating to the mortgages. When those efforts failed, the Freedom LPs filed a motion to intervene in the foreclosure action and for leave to file a late answer on behalf of themselves and Washington. The Freedom LPs contend that the mortgages are invalid and that Washington is not liable for them or the underlying indebtedness. In an order dated September 7, 2004, the Court granted the Freedom L.P.s' motion to intervene and to file a late answer on behalf of the Partnership.

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

The Freedom LPs intend to defend the action and prosecute their counterclaims and crossclaims vigorously. The final outcome of this case, however, cannot be determined at this time. If the Court were to reject the Freedom LPs defenses and counterclaims, then it is possible that the Apartment Complex might be foreclosed upon and the Partnership might lose its title to and interests in the Apartment Complex.

In addition, due to BUFNY's breach of fiduciary duties and breaches of the Partnership Agreement, the Special Limited Partner exercised its rights under the Partnership Agreement to remove BUFNY as Washington's general partner and to substitute itself as the new replacement general partner, effective April 26, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Security Holder Matters And Issuer Purchases of Equity Securities

As of March 31, 2005, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $72,896,000. All of the issued and outstanding Limited Partnership Interests have been issued to Freedom Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs. As of May 5, 2005, the Partnership has 4,146 registered holders of an aggregate of 72,896 BACs.

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

There are no material restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2005. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.


Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.


                                                              For the Year Ended March 31,
                                     -----------------------------------------------------------------------------
           OPERATIONS                    2005             2004            2003            2002            2001
---------------------------------    ------------     ------------    ------------    ------------    ------------
Revenues                             $ 16,579,681     $ 16,373,601    $ 15,732,226    $ 15,417,026    $ 14,946,838
Expenses                              (20,842,844)     (20,165,525)    (19,523,423)    (19,207,657)    (19,238,172)
Loss on impairment of assets                    0                0               0               0      (2,065,000)
                                     ------------     ------------    ------------    ------------    ------------

 Loss before minority interest         (4,263,163)      (3,791,924)     (3,791,197)     (3,790,631)     (6,356,334)
Minority interest                          43,525           36,960          37,450          39,461          48,280
                                     ------------     ------------    ------------    ------------    ------------

Net loss                             $ (4,219,638)    $ (3,754,964)   $ (3,753,747)   $ (3,751,170)   $ (6,308,054)
                                     ============     ============    ============    ============    ============
Per BAC:
Net loss                             $     (57.31)    $     (51.00)   $     (50.98)   $     (50.94)   $     (85.67)
                                     ============     ============    ============    ============    ============


                                                              For the Year Ended March 31,
                                     -----------------------------------------------------------------------------
       FINANCIAL POSITION                2005             2004            2003            2002            2001
---------------------------------    ------------     ------------    ------------    ------------    ------------
Total assets                         $ 85,974,318     $ 89,939,866    $ 93,667,833    $ 97,175,105    $100,937,211
                                     ============     ============    ============    ============    ============

Mortgage notes payable               $ 65,119,347     $ 66,285,158    $ 67,366,819    $ 68,063,227    $ 69,021,892
                                     ============     ============    ============    ============    ============

Total liabilities                    $ 80,056,413     $ 79,841,161    $ 79,736,876    $ 79,553,880    $ 79,602,583
                                     ============     ============    ============    ============    ============

Total partners' (deficit) capital    $ (2,122,902)    $  2,096,736    $  5,851,700    $  9,605,982    $ 13,357,152
                                     ============     ============    ============    ============    ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

General
-------

During the year ended March 31, 2005, the primary sources of liquidity included working capital, interest earned on working capital, and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

Working capital of approximately $81,000, exclusive of Local Partnerships' working capital, remains as of March 31, 2005. It is used to pay operating expenses of the Partnership, including Partnership management fees payable to the General Partners and advances to Local Partnerships if warranted.

During the fiscal year ended March 31, 2005, cash and cash equivalents of the Partnership and its forty-two Local Partnerships decreased approximately $342,000 due to capital improvements ($568,000), a net decrease in due to local general partners and affiliates relating to investing and finance activities ($322,000) and net repayments of mortgage loans ($1,166,000) which exceeded cash provided by operating activities ($1,626,000), an increase in deferred costs ($5,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($82,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,074,000).

During the years ended March 31, 2005 ("Fiscal Year 2005"), March 31, 2004 ("Fiscal Year 2004"), and March 31, 2003 ("Fiscal Year 2003") the amounts received from the Local Partnerships were $138,247, $15,544 and $54,651, respectively. Cash distributions from Local Partnerships are not expected to reach a level sufficient to permit cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the paragraph above, will be used to meet the operating expenses of the Partnership.

Total expenses for the years ended March 31, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $9,696,515 and $9,006,457. Accounts payable and other liabilities totaled $2,455,386 and $1,771,574, which is comprised of the following amounts:


                                                            March 31,
                                                 -------------------------------
                                                    2005                2004
                                                 -----------        ------------
Accounts payable                                 $   234,182        $  (291,828)
Accrued interest payable                           1,484,260          1,336,537
Security deposits payable                            736,944            726,865
                                                 -----------        -----------
Total accounts payable                           $ 2,455,386        $ 1,771,574
                                                 ===========        ===========


Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 60% and 75% of the total accounts payable and other liabilities amount at March 31, 2005 and 2004, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Partnership management fees owed to General Partners amounting to approximately $6,884,000 and $6,208,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

On October 20, 1999 President Clinton signed the Fiscal Year 2000 VA, the HUD Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000," reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market. As of March 31, 2005, none of the Local Partnerships have opted to enter the Mark-to-Market Program and therefore this has no impact on the Partnership.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments as of March 31, 2005 to make future payments under its debt agreements and other contractual obligations.

                                               Less than         1 - 3             3 -5          More than
                                Total           1 Year           Years            Years           5 Years
                             ------------    -------------    ------------     ------------     ------------
Mortgage notes payable (a)   $ 65,119,347    $   1,232,658    $ 21,677,629     $  1,808,003     $ 40,401,057


(a) The mortgage notes are payable in aggregate monthly installments of approximately $438,000 including principal and interest with rates varying from 0% to 13.50% per annum and have maturity dates ranging from 2005 through 2042. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.

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

a) Property and Equipment/Valuation of Long-Lived Assets

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

Through March 31, 2005, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

b)  Revenue Recognition

Rental income is earned under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned.

Rental subsidies are recognized as rental income during the month in which it is earned. The Partnership received rental subsidies which amounted to approximately $3,488,027, $3,326,225 and $3,178,000 for the years ended March 31, 2005, 2004 and 2003, respectively. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                                                       March 31,
                                      ------------------------------------------
                                         2005            2004            2003
                                      ----------      ----------      ----------
Interest                              $  146,855      $  142,223      $  259,247
Other                                  1,401,069       1,434,220       1,190,255
                                      ----------      ----------      ----------

   Total other revenue                $1,547,924      $1,576,443      $1,449,502
                                      ==========      ==========      ==========


c)  Related Parties

Under the terms of the Partnership Agreement , the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partners collectively hold a 1% interest in all profits, losses and distributions attributable to operations and a subordinated 15% interest in such items attributable to sales and refinancings. Certain directors and officers of the General Partners receive compensation from the General Partner and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 7 to the Financial Statements in Item 8, which is incorporated herein by reference.

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion NO. 29 ("SFAS No. 153"). The Amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were originally applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) does not have a material impact on the Partnership's financial reporting and disclosures.

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

During the years ended March 31, 2005, 2004 and 2003, the Partnership did not record a loss on impairment of assets. Through March 31, 2005, the Partnership has recorded an aggregate of $3,665,000 of losses on impairment of assets.

The Partnership's primary source of income continues to be rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest.

2005 vs. 2004
-------------

Rental income increased approximately 2% for the year ended March 31, 2005 as compared to 2004, primarily due to rental rate increases.

Total expenses, excluding real estate taxes and general and administrative, remained fairly consistent with an increase of less than 1% for the year ended March 31, 2005, as compared to 2004.

Real estate taxes increased approximately $108,000 for the year ended March 31, 2005 as compared to 2004, primarily due to an increase in state property taxes in 2004 at one Local Partnership and an increase in the assessment value due to a property revaluation at another Local Partnership.

General and administrative increased approximately $411,000 for the year ended March 31, 2005 as compared to 2004, primarily due to the recognized loss on the write-off of an amount due from the former Local General Partner at one Local Partnership, the payment of an incentive supervisory management fees to the Local General Partner at a second Local Partnership and an increase in legal fees relating to the Washington Brooklyn legal proceeding at the Partnership level (Item 3).

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

Other
-----

As of December 31, 2002, the Tax Credit Period for all of the Properties has expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. During the years ended March 31, 2003, the Housing Tax Credits received by the Partnership for income tax purposes totaled $1,710,233. The Compliance Period will end between December 31, 2004 and December 31, 2007 with respect to the Properties depending upon when the Tax Credit Period commenced.

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

The Partnership does not anticipate that it will be in a position to make cash distributions at any time prior to the disposition of the Properties. If distributions of operating cash flow are made, it is expected that they will be limited. As of March 31, 2005, no such distributions have been made.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 13.50% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments.

Item 8.   Financial Statements and Supplementary Data


                                                                                   Sequential
                                                                                      Page
                                                                                   ----------
(a) 1.    Consolidated Financial Statements

          Report of Independent Registered Public Accounting Firm                      14

          Consolidated Balance Sheets as of March 31, 2005 and 2004                   107

          Consolidated  Statements of  Operations  for the years ended March 31,
          2005, 2004 and 2003                                                         108

          Consolidated  Statements of Changes in Partners' Capital (Deficit) for
          the years ended March 31, 2005, 2004 and 2003                               109

          Consolidated  Statements  of Cash Flows for the years  ended March 31,
          2005, 2004 and 2003                                                         110

          Notes to Consolidated Financial Statements                                  111


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



TO THE PARTNERS OF FREEDOM TAX CREDIT PLUS L.P.


         We have audited the accompanying consolidated balance sheets of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of forty-two, forty-two and forty subsidiary partnerships, whose losses aggregated $3,170,560, $2,809,693 and $3,382,460 for the years ended March 31, 2005, 2004 and 2003, respectively, and whose assets constituted 99% of consolidated assets at March 31, 2005 and 2004. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ Friedman LLP
New York, New York
June 10, 2005

[Letterhead of McKonly & Asbury LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Parkside Townhomes Associates
Lancaster, Pennsylvania

We have audited the accompanying Balance Sheets of Parkside Townhomes Associates (a limited partnership), as of December 31, 2004 and 2003, and the related statements of Income, Partners' Equity (Deficit), and Cash Flows, for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Townhomes Associates at December 31, 2004 and 2003, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and Pennsylvania Housing Finance Agency's Financial Reporting Manual, we have also issued a report dated February 4, 2005, on our consideration of Parkside Townhomes Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements, and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be considered in assessing the results of our audits.


/s/ McKonly & Asbury LLP
Harrisburg, Pennsylvania
February 4, 2005

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


/s/ McKonly & Asbury LLP
Harrisburg, Pennsylvania
January 27, 2004

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Twin Trees Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Twin Trees Apartments, A Limited Partnership (the Partnership) as of December 31, 2004 and 2003, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Trees Apartments, A Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 4, 2005

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



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Bennion Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Bennion Park Apartments, A Limited Partnership as of December 31, 2004 and 2003, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennion Park Apartments, A Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP
Atlanta, Georgia
February 4, 2005

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




/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Hunters Chase Apartments,
    A Limited Partnership:

We have audited the accompanying balance sheets of Hunters Chase Apartments, A Limited Partnership as of December 31, 2004 and 2003, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Chase Apartments, A Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 4, 2005

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



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Wilshire Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Wilshire Apartments, A Limited Partnership as of December 31, 2004 and 2003, and the related statements of loss, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Apartments, A Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 4, 2005

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



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Bethel Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Bethel Park Apartments, A Limited Partnership (the Partnership) as of December 31, 2004 and 2003, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Park Apartments, A Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 4, 2005

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



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Zebulon Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheet of Zebulon Park Apartments, A Limited Partnership (the Partnership) as of December 31, 2004, and 2003, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zebulon Park Apartments, A Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 4, 2005

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



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Tivoli Place Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Tivoli Place Apartments, A Limited Partnership (the Partnership) as of December 31, 2004 and 2003 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tivoli Place Apartments, A Limited Partnership as of December 31, 2004and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 4, 2005

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



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Northwood Apartments of Georgia,
    A Limited Partnership:

We have audited the accompanying balance sheets of Northwood Apartments of Georgia, A Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwood Apartments of Georgia, A Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 4, 2005

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



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Oxford Trace Apartments,
    A Limited Partnership:

We have audited the accompanying balance sheets of Oxford Trace Apartments, A Limited Partnership (the Partnership) as of December 31, 2004 and 2003 and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Trace Apartments, A Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 4, 2005

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



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

INDEPENDENT AUDITORS' REPORT

To the Partners of
  Ivanhoe Apartments Limited Partnership

We have audited the accompanying balance sheet of Ivanhoe Apartments Limited Partnership (a Limited Partnership) as of December 31, 2004 and 2003 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivanhoe Apartments Limited Partnership at December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Lake, Hill & Myers

Salt Lake City, Utah
January 13, 2005

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



/s/ Lake, Hill & Myers
Salt Lake City, Utah
January 13, 2004

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Washington Brooklyn Limited Partnership

We have audited the accompanying balance sheet of Washington Brooklyn Limited Partnership (A State of Delaware Limited Partnership) as of December 31, 2004, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph, present fairly in all material respects, the financial position of Washington
Brooklyn Limited Partnership as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
February 23, 2005

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


/s/ AGBIMSON & CO., PLLC
Rockville Centre, New York
March 31, 2004

[Letterhead of Richard J. Klinkowitz]

To the Partners C-H DEVELOPMENT GROUP ASSOCIATES (A LIMITED PARTNERSHIP) 625 Madison Avenue New York, New York 10022-1801

Gentlemen:

I have audited the accompanying balance sheet of C-H DEVELOPMENT GROUP ASSOCIATES (a New York Limited Partnership) as of December 31, 2004 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on the audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H DEVELOPMENT GROUP ASSOCIATES as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Respectfully submitted,
/s/ Richard J. Klinkowitz
Far Rockaway, New York
February 11, 2005

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

Respectfully submitted,

/s/ Richard J. Klinkowitz
Far Rockaway, New York
February 22, 2003

[Letterhead of Reznick Group, P.C.]

INDEPENDENT AUDITORS'REPORT

To the Partners
Davidson Court, L.P.

We have audited the accompanying balance sheets of Davidson Court, L.P. as of December 31, 2004 and 2003, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davidson Court, L.P., as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.
Bethesda, Maryland
February 1, 2005

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


/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 23, 2004

[Letterhead of Haefele, Flanagan & Co., p.c.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Magnolia Mews Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of December 31, 2004, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of December 31, 2004, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Haefele, Flanagan & Co., p.c.
Moorestown, New Jersey
February 8, 2005

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

/s/ Haefele, Flanagan & Co., p.c.
Moorestown, New Jersey
February 7, 2003

[Letterhead of Snipes, Gower & Associates, P.A.]

To the Partners
The Oaks Village Limited Partnership

We have audited the accompanying balance sheets of The Oaks Village Limited Partnership, RHS Project No. 38-024-561572445 as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Village Limited Partnership, RHS Project No. 38-024-561572445 as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 2005, on our consideration of The Oaks Village Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards, and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Snipes, Gower & Assoc., P.A.
Dunn, North Carolina
January 12, 2005

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


/s/ Snipes, Gower & Assoc., P.A.
Dunn, North Carolina
January 28, 2004

[Letterhead of Snipes, Gower & Associates, P.A.]

To the Partners
Greenfield Village Limited Partnership

We have audited the accompanying balance sheets of Greenfield Village Limited Partnership, RHS Project No. 38-043-561614646, as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenfield Village Limited Partnership, RHS Project No. 38-043-561614646 as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2005, on our consideration of Greenfield Village Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Snipes, Gower & Associates, P.A.
Dunn, North Carolina
January 19, 2005

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

/s/ Snipes, Gower & Associates, P.A.
Dunn, North Carolina
January 20, 2004

[Letterhead of KOCH GROUP & CO., LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of December 31, 2004 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of December 31, 2004 and the results of its operations, changes in its partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Koch Group & Co., LLP
Certified Public Accountants
New York, New York
January 14, 2005

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


/s/ Koch Geringer & Co., LLP
Certified Public Accountants
New York, New York
January 9, 2003

[Letterhead of DAUBY O'CONNOR & ZALESKI]

INDEPENDENT AUDITORS' REPORT

The Partners of
Victoria Manor Associates
(A California Limited Partnership)

We have audited the  accompanying  balance sheet of Victoria Manor Associates (a
California Limited Partnership) as of December 31, 2004, and the related statement of income (loss), changes in partners' equity and cash flows for the year then ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Manor Associates (a California Limited Partnership) as of December 31, 2004 and the results of its operations and its cash flows for the year then ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants

March 4, 2005
Carmel, Indiana

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

[Letterhead of LARSON, ALLEN, WEISHAIR & CO., LLP]

INDEPENDENT AUDITOR'S REPORT

Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania

We have  audited the  accompanying  balance  sheets of Ogontz Hall  Investors (A
Limited Partnership) as of December 31, 2004 and 2003, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ogontz Hall Investors as of December 31, 2003, were audited by Joyce Miller and Associates, P.C. (whose practice became part of Larson, Allen, Weishair & Co., LLP Effective June 1, 2004), whose report dated February 15, 2004, expressed an unqualified opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors (A Limited Partnership) as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have issued our report dated March 24, 2005, on our consideration of Ogontz Hall Investors' internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grant agreements. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be considered in assessing the results of our audit.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 16 to 28 is presented for the purposes of additional analysis, including supplementary information required by PHFA, and is not a required part of the financial statements of Ogontz Hall Investors (A Limited Partnership). The 2004 information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The 2003 supplementary information was reported upon by Joyce Miller and Associates, P.C., as referenced in the first paragraph. Their report, dated February 15, 2004, stated that, in their opinion, such 2003 information was fairly stated in all material respects in relation to the basic financial statements taken as whole.


/s/ LARSON, ALLEN, WEISHAIR & CO., LLP
Blue Bell, Pennsylvania
March 24, 2005

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



/s/ Joyce Miller & Associates, P.C.
Glenside, Pennsylvania
February 15, 2004

INDEPENDENT AUDITORS' REPORT

To the Partners
Eagle Ridge Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheets of Eagle Ridge Limited Partnership as of December 31, 2004 and 2003 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Ridge Limited Partnership as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Virchow, Krause & Company, LLP
Madison, Wisconsin
March 8, 2005

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

[Regen, Benz & MacKenzie C.P.A.'s, P.C. Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Nelson Anderson Affordable Housing Limited Partnership

We have audited the accompanying balance sheet of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 2004, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nelson Anderson Affordable Housing Limited Partnership as of December 31, 2004, and the results of its operations, the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles used in the United States of America.


/s/ Regen, Benz & MacKenzie C.P.A.'s, P.C.
New York, New York
February 25, 2005

[Regen, Benz, MacKenzie & Anopolsky, C.P.A.'s, P.C. Letterhead]

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


/s/ Regen, Benz, MacKenzie & Anopolsky, C.P.A.'s, P.C.
New York, New York
February 25, 2004

[Regen, Benz, MacKenzie & Anopolsky, C.P.A.'s, P.C. Letterhead]

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


/s/ Regen, Benz, MacKenzie & Anopolsky, C.P.A.'s, P.C.
New York, New York
February 21, 2003

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Conifer Irondequoit Associates
(A Limited Partnership)
Irondequoit, New York

We have audited the accompanying balance sheets of Conifer Irondequoit Associates (A Limited Partnership) as of December 31, 2004 and 2003 and the related statements of changes in partners' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Irondequoit Associates (A Limited Partnership) as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has lost a major tenant. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants

Rochester, New York
February 9, 2005

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

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Rochester, New York
January 28, 2004

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Middletown Associates

We have audited the accompanying balance sheets of Middletown Associates as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 2005, on our consideration Middletown Associates' internal control over financial reporting and on our tests of it compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ REZNICK GROUP, P.C.
Baltimore, Maryland
January 21, 2005

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

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lauderdale Lakes Associates, Ltd.

We have audited the accompanying balance sheets of Lauderdale Lakes Associates, Ltd. as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lauderdale Lakes Associates, Ltd. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material aspects in relation to the basic financial statements taken as a whole.


/s/ Reznick Group, P.C.
Atlanta, Georgia
February 7, 2005

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

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Flipper Temple Associates, L.P.

We have audited the accompanying balance sheet of Flipper Temple Associates, L.P. as of December 31, 2004, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flipper Temple Associates, L.P. as of December 31, 2004, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," (the "Guide") we have also issued reports dated January 21, 2005 on our consideration of Flipper Temple Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 24 through 36 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.



/s/ Reznick Group, P.C.
Taxpayer Identification Number: 52-1088612
Bethesda, Maryland
January 21, 2005
Lead Auditor: Nelson D. Gomez

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



/s/ Reznick Fedder & Silverman
Taxpayer Identification Number: 52-1088612
Bethesda, Maryland
January 22, 2003
Lead Auditor: James P. Martinko

[Letterhead of Heffler, Radetich & Saitta L.L.P]

INDEPENDENT AUDITORS' REPORT

To the Partners of
220 Cooper Street, L.P.

We have audited the accompanying balance sheets of 220 Cooper Street, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Heffler, Radetich & Saitta L.L.P.
Mount Laurel, NJ
January 26, 2005

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

/s/ Heffler, Radetich & Saitta L.L.P.
Mount Laurel, NJ
January 26, 2004

[ARCHAMBO, MUEGGENBORG & DICK, INC. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
PECAN CREEK LIMITED PARTNERSHIP
Bartlesville, Oklahoma

We have audited the accompanying balance sheets of PECAN CREEK LIMITED PARTNERSHIP, HUD Project No. 118-35121 (a limited partnership), as of December 31, 2004 and 2003 and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PECAN CREEK LIMITED PARTNERSHIP as of December 31, 2004 and 2003, and the results of its operations, changes in its partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have issued reports dated February 2, 2005, and January 30, 2004, on our consideration of PECAN CREEK LIMITED PARTNERSHIP'S internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting on compliance. Those reports are an integral part of an audit performed in accordance GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 15-17 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of PECAN CREEK LIMITED PARTNERSHIP. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Archambo, Mueggenborg & Dick, Inc.
Deborah E. Mueggenborg, Audit Partner
Certified Public Accountants
73-1439902
Bartlesville, Oklahoma
February 2, 2005

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


/s/ Archambo, Mueggenborg & Dick, Inc.
Deborah E. Mueggenborg, Audit Partner
Certified Public Accountants
73-1439902
Bartlesville, Oklahoma
January 30, 2004

[Letterhead of AGBIMSON & CO., PLLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2004, and the related statements of Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
January 31, 2005

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

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
January 30, 2003

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Augusta Associates, Ltd.
New Augusta, Mississippi

We have audited the accompanying balance sheets of New Augusta Associates, Ltd., a limited partnership, RHS Project No.: 28-056-640665470 as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Augusta Associates, Ltd., RHS Project No.: 28-056-640665470 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 18, 2005 on our consideration of New Augusta Associates, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 18, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 8, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pine Shadow, Ltd.
Waveland, Mississippi

We have audited the accompanying balance sheets of Pine Shadow, Ltd. a limited partnership, RHS Project No.: 28-023-640661063 as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Shadow, Ltd., RHS Project
No.: 28-023-640661063 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 18, 2005 on our consideration of Pine Shadow, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 18, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
January 27, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Windsor Place, L.P.
Wedowee, Alabama

We have audited the accompanying balance sheets of Windsor Place, L.P. a limited partnership, RHS Project No.: 01-056-631024917 as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Place, L.P., RHS Project No.: 01-056-631024917 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 19, 2005 on our consideration of Windsor Place, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 19, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
January 26, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookwood Associates, Ltd.
Foley, Alabama

We have audited the accompanying balance sheets of Brookwood Associates, Ltd., a limited partnership, RHS Project No.: 01-002-621394754 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Associates, Ltd., RHS Project No.: 01-002-621394754 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 22, 2005 on our consideration of Brookwood Associates, Ltd.,'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Heflin Hills Apartments, Ltd.
Heflin, Alabama

We have audited the accompanying balance sheets of Heflin Hills Apartments, Ltd., a limited partnership, RHS Project No.: 01-015-631039371 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heflin Hills Apartments, Ltd., RHS Project No.: 01-015-631039371 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2005 on our consideration of Heflin Hills Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
January 27, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 8, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Shadowood Apartments, Ltd.
Stevenson, Alabama

We have audited the accompanying balance sheets of Shadowood Apartments, Ltd., a limited partnership, RHS Project No.: 01-036-631030182 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of Shadowood Apartments, Ltd., RHS Project No.: 01-036-631030182 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 20, 2005 on our consideration of Shadowood Apartments, Ltd.'s., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2005

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

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2004 on our consideration of Shadowood Apartments, Ltd.'s., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2004

[Letterhead of Donald W. Causey & Associates, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brittany Associates, L.P.
Dekalb, Mississippi.

We have audited the accompanying balance sheets of Brittany Associates, L.P., a limited partnership, RHS Project No.: 28-035-581896085 as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brittany Associates, L.P. RHS Project No.: 28-035-581896085 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 21, 2005 on our consideration of Brittany Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 20, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hidden Valley Apartments, Ltd.
Brewton, Alabama

We have audited the accompanying balance sheets of Hidden Valley Apartments, Ltd. a limited partnership, RHS Project No.: 01-027-631025600 as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Valley Apartments, Ltd. RHS Project No.: 01-027-631025600 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 23, 2005 on our consideration of Hidden Valley Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 23, 2004

[Letterhead of Matthews, Cutrer & Lindsay, P.A.]

To the Partners
Westbrook Square, LP

INDEPENDENT AUDITOR'S REPORT

We have  audited the  accompanying  balance  sheets of Westbrook  Square,  LP (a
Mississippi limited partnership), RHS Project No. 28-040-640770978, as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westbrook Square, LP as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 1, 2005, on our consideration Westbrook Square, LP's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements, and other matters. The purpose of this report is to describe the scope of our testing on internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. This reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. We have prepared the Multiple Family Housing Borrower Balance Sheet (RHS Form RD 18930-8) and the Multiple Family Housing Project Budget (RHS Form RD 1930-7). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Matthews, Cutrer & Lindsay, P.A.
Ridgeland, Mississippi
February 1, 2005

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

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for our opinion.

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


/s/ Bob T. Robinson
Jackson, Mississippi
February 14, 2003

[Letterhead of DONALD W. CAUSEY, CPA, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Warsaw Elderly Housing, Ltd.
Warsaw, Kentucky

I have audited the accompanying balance sheets of Warsaw Elderly Housing, Ltd., a limited partnership, RHS Project No.: 20-039-621409235 as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Elderly Housing, Ltd., RHS Project No.: 20-039-621409235 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, I have also issued a report dated February 25, 2005 on my consideration of, Warsaw Elderly Housing, Ltd.'s internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 25, 2005

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

Donald W. Causey, CPA, P.C.
Gadsden, Alabama
February 25, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Hill Square, Ltd.
Gordo, Alabama

We have audited the accompanying balance sheets of West Hill Square, Ltd., a limited partnership, RHS Project No.: 01-054-631010865 as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Hill Square, Ltd., RHS Project No.: 01-054-631010865 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 12, 2005 on our consideration of West Hill Square, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 12, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 12, 2004

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Elmwood Associates, L.P.
Picayune, Mississippi

We have audited the accompanying balance sheets of Elmwood Associates, L.P., a limited partnership, RHS Project No.: 28-055-640804193 as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Associates, L.P., RHS Project No.: 28-055-640804193 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 22, 2005 on our consideration of Elmwood Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 22, 2005

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

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 21, 2004

[Letterhead of Holthouse Carlin & Van Trigt LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Harmony Associates, L.P.:

We have audited the accompanying balance sheet of Harmony Associates, L.P. as of December 31, 2004, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Associates, L.P. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in the accompanying Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Holthouse Carlin & Van Trigt LLP
Santa Monica, California
February 3, 2005

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



/s/ Grant Thornton LLP
Los Angeles, California
January 24, 2003

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 and 2004


                                     ASSETS


                                                                            2005            2004
                                                                        ------------    ------------
Property and equipment - (at cost, net of accumulated
  depreciation of $68,560,673 and $63,733,516,
  respectively) (Notes 4 and 6)                                         $ 76,216,658    $ 80,476,651
Cash and cash equivalents                                                  2,150,450       2,492,636
Cash held in escrow                                                        5,549,963       4,743,491
Deferred costs (net of accumulated amortization of
  $2,098,661 and $1,988,501, respectively) (Note 5)                          727,764         979,385
Other assets                                                               1,329,483       1,247,703
                                                                        ------------    ------------

Total Assets                                                            $ 85,974,318    $ 89,939,866
                                                                        ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 6)                                         $ 65,119,347    $ 66,285,158
Accounts payable and other liabilities                                     2,455,386       1,771,574
Due to local general partners and affiliates (Note 7)                      3,628,588       3,922,555
Due to general partners and affiliates (Note 7)                            8,853,092       7,861,874
                                                                        ------------    ------------

Total Liabilities                                                         80,056,413      79,841,161
                                                                        ------------    ------------

Minority interests                                                         8,040,807       8,001,969
                                                                        ------------    ------------

Partners' Capital (Deficit):
Limited partners (72,896 BACs issued and outstanding)                     (1,421,027)      2,756,415
General partners                                                            (701,875)       (659,679)
                                                                        ------------    ------------

Total Partners' Capital (Deficit)                                         (2,122,902)      2,096,736
                                                                        ------------    ------------

Commitments and Contingencies (Notes 7 and 9)

Total Liabilities and Partners' Capital (Deficit)                       $ 85,974,318    $ 89,939,866
                                                                        ============    ============


          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2005, 2004 and 2003


                                                          2005            2004            2003
                                                      ------------    ------------    ------------
Revenues:
Rental income                                         $ 15,031,757    $ 14,797,158    $ 14,282,724
Other                                                    1,547,924       1,576,443       1,449,502
                                                      ------------    ------------    ------------

Total Revenues                                          16,579,681      16,373,601      15,732,226
                                                      ------------    ------------    ------------

Expenses:

Repairs and maintenance                                  2,881,570       2,832,897       2,534,896
Operating and other                                      2,349,565       2,267,403       2,094,185
Real estate taxes                                        1,068,210         959,803         995,566
Interest                                                 4,244,176       4,335,979       4,509,840
Depreciation and amortization (Notes 4 and 5)            5,074,408       4,978,566       4,915,164
General and administrative                               3,357,170       2,946,354       2,767,712
General and administrative-related parties (Note 7)      1,867,745       1,844,523       1,706,060
                                                      ------------    ------------    ------------

Total Expenses                                          20,842,844      20,165,525      19,523,423
                                                      ------------    ------------    ------------

Loss before minority interest                           (4,263,163)     (3,791,924)     (3,791,197)

Minority interest in loss of subsidiaries                   43,525          36,960          37,450
                                                      ------------    ------------    ------------


Net loss                                              $ (4,219,638)   $ (3,754,964)   $ (3,753,747)
                                                      ============    ============    ============

Net loss - limited partners                           $ (4,177,442)   $ (3,717,414)   $ (3,716,210)
                                                      ============    ============    ============

Number of BACs outstanding                                  72,896          72,896          72,896
                                                      ============    ============    ============

Net loss per BAC                                      $     (57.31)   $     (51.00)   $     (50.98)
                                                      ============    ============    ============


          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    YEARS ENDED MARCH 31, 2005, 2004 and 2003


                                                                                Accumulated
                                                                                   Other
                                                  Limited         General       Comprehensive   Comprehensive
                                   Total          Partners        Partners      Income (Loss)       Loss
                                ------------    ------------    ------------    -------------   -------------
Partners' capital (deficit) -
  April 1, 2002                 $  9,605,982    $ 10,186,465    $   (584,628)   $      4,145

Comprehensive Loss:
Net Loss                          (3,753,747)     (3,716,210)        (37,537)              0    $ (3,753,747)

Other Comprehensive Loss:
Net unrealized loss on
  marketable securities                 (535)              0               0            (535)           (535)
                                ------------    ------------    ------------    ------------    ------------

Total Comprehensive Loss                                                                          (3,754,282)
                                                                                                ============

Partners' capital (deficit) -
  March 31, 2003                   5,851,700       6,470,255        (622,165)          3,610

Comprehensive Loss:
Net Loss                          (3,754,964)     (3,717,414)        (37,550)              0      (3,751,426)

Other Comprehensive Loss:
Net unrealized loss on
  marketable securities                    0           3,574              36          (3,610)          3,610
                                ------------    ------------    ------------    ------------    ------------

Total Comprehensive Loss                                                                          (3,747,816)
                                                                                                ============

Partners' capital (deficit) -
  March 31, 2004                   2,096,736       2,756,415        (659,679)              0

Comprehensive Loss:
Net Loss                          (4,219,638)     (4,177,442)        (42,196)              0      (4,219,638)
                                ------------    ------------    ------------    ------------    ------------

Total Comprehensive Loss:                                                                       $ (4,219,638)
                                                                                                ============

Partners' Capital (Deficit) -
  March 31, 2005                $ (2,122,902)   $ (1,421,027)   $   (701,875)   $          0
                                ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2005, 2004 and 2003


                                                                         2005           2004           2003
                                                                      -----------    -----------    -----------
 Cash flows from operating activities:
 Net loss                                                             $(4,219,638)   $(3,754,964)   $(3,753,747)

 Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation and amortization                                         5,074,408      4,978,566      4,915,164
  Minority interest in loss of subsidiaries                               (43,525)       (36,960)       (37,450)
  Increase in other assets                                                (81,783)        (7,012)      (238,552)
  Increase  (decrease)  in  accounts  payable and other liabilities       683,812        360,497       (238,880)
  (Increase) decrease in cash held in escrow                             (806,472)       (88,879)        16,647
  Increase in due to general partners and affiliates                      991,218        928,343        912,768
  Increase in due to local general partners and affiliates                119,303        247,420         47,959
  Decrease in due to local general partners and affiliates                (91,390)       (26,314)      (134,954)
                                                                      -----------    -----------    -----------

Net cash provided by operating activities                               1,625,933      2,600,697      1,488,955
                                                                      -----------    -----------    -----------

Cash flows from investing activities:


  Additions to property and equipment                                    (567,870)    (1,013,627)      (751,333)
  Decrease (increase) in marketable securities                                  0        109,498         (1,028)
  Decrease in due to local general partners and affiliates               (662,425)      (213,462)       (17,863)
                                                                      -----------    -----------    -----------

Net cash used in investing activities                                  (1,230,295)    (1,117,591)      (770,224)
                                                                      -----------    -----------    -----------

Cash flows from financing activities:
  Decrease (increase) in deferred costs                                     5,079         (5,071)       (20,876)
  Repayments of mortgage loans                                         (1,165,811)    (1,081,661)      (696,408)
  Increase in due to local general partners and affiliates                418,782        140,400        547,880
  Decrease in due to local general partners and affiliates                (78,237)      (250,938)      (237,506)
  Increase (decrease) in capitalization of consolidated
   subsidiaries attributable to minority interest                          82,363        (40,328)       101,464
                                                                      -----------    -----------    -----------

 Net cash used in financing activities                                   (737,824)    (1,237,598)      (305,446)
                                                                      -----------    -----------    -----------


 Net (decrease) increase in cash and cash equivalents                    (342,186)       245,508        413,285

 Cash and cash equivalents at beginning of year                         2,492,636      2,247,128      1,833,843
                                                                      -----------    -----------    -----------

 Cash and cash equivalents at end of year                             $ 2,150,450    $ 2,492,636    $ 2,247,128
                                                                      ===========    ===========    ===========

 Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                               $ 2,879,716    $ 2,992,620    $ 3,303,877
                                                                      ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2005, 2004 and 2003



NOTE 1 - General

Freedom Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on August 28, 1989 and commenced its public offering on February 9, 1990 (the "Offering"). The general partners of the Partnership are Related Freedom Associates L.P. (the "Related General Partner"), a Delaware limited partnership, and its affiliate, Freedom GP Inc. (the "Freedom General Partner"), a Delaware corporation, together (the "General Partners"). On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of Related Freedom Associates, Inc., the general partner of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged. The Partnership will terminate on December 31, 2030, unless terminated sooner under the provisions of the partnership agreement.

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

As of December 31, 2002, the Credit Period for all of the apartment complexes have expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. During Fiscal Year 2003, the Partnership generated $1,710,233 in Housing Tax Credits. The Compliance Period will end between December 31, 2004 and December 31, 2007 with respect to the Properties depending upon when the Tax Credit Period commenced.

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

d)  Investment in Marketable Securities

Available-for-sale securities were carried at fair value with net unrealized gain (loss) reported as a separate component of other comprehensive income until realized. A decline in the market value of any available-for-sale security below cost, that is deemed other than temporary, was charged to earnings resulting in the establishment of a new cost basis for the security. In 2004, the Partnership sold its marketable securities.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2005, 2004 and 2003



e)  Cash Held in Escrow

Cash held in escrow includes cash held in escrow, replacement reserves and tenant security deposits.

f)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting
Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using estimated future discounted net cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. There are no assets classified as property and equipment-held for sale through March 31, 2005.

Through March 31, 2005, the Partnership has not recorded any loss on impairment of assets or reductions to estimated fair value.

g)  Revenue Recognition

Rental income is earned under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned.

Rental subsidies are recognized as rental income during the month in which it is earned. The Partnership received rental subsidies which amounted to approximately $3,488,027, $3,326,225 and $3,178,000 for the years ended March 31, 2005, 2004 and 2003, respectively. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:


                                                       March 31,
                                      ------------------------------------------
                                         2005            2004            2003
                                      ----------      ----------      ----------
Interest                              $  146,855      $  142,223      $  259,247
Other                                  1,401,069       1,434,220       1,190,255
                                      ----------      ----------      ----------

   Total other revenue                $1,547,924      $1,576,443      $1,449,502
                                      ==========      ==========      ==========


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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2005, 2004 and 2003



k)  New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were originally applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) does not have a material impact on the Partnership's financial reporting and disclosures.

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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:


                                                March 31, 2005             March 31, 2004
                                          -------------------------   -------------------------
                                           Carrying                    Carrying
                                            Amount      Fair Value      Amount      Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage Notes Payable for which it is:

Practicable to estimate fair value        $48,409,326   $49,519,246   $51,901,654   $51,768,160
Not Practicable                           $16,710,021           (*)   $14,383,504           (*)


(*)  Management believes it is not practicable to estimate the fair value of the
     mortgage   notes   payable   because   mortgage   programs   with   similar
     characteristics are not currently available to the Local Partnerships.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2005, 2004 and 2003



NOTE 4 - Property and Equipment

The components of property and equipment are as follows:


                                                          March 31,
                                              ----------------------------------
                                                  2005                 2004
                                              -------------       --------------
Land                                          $   5,720,520       $   5,720,520
Buildings and improvements                      130,972,585         130,814,666
Other                                             8,084,226           7,674,981
                                              -------------       -------------

                                                144,777,331         144,210,167

Less:  Accumulated depreciation                 (68,560,673)        (63,733,516)
                                              -------------       -------------
                                              $  76,216,658       $  80,476,651
                                              =============       =============


Depreciation expense for the years ended March 31, 2005, 2004 and 2003 amounted to $4,827,863, $4,811,387 and $4,749,489, respectively. Additionally, $706 and
$5,513 of accumulated depreciation on dispositions of assets was written-off for the years ended March 31, 2005 and 2004, respectively.


NOTE 5 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:


                                                            March 31,
                                                 -------------------------------
                                                    2005                2004
                                                 -----------        ------------
Financing expenses                               $ 2,826,425        $ 2,967,886
Less:  Accumulated amortization                   (2,098,661)        (1,988,501)
                                                 -----------        -----------

                                                 $   727,764        $   979,385
                                                 ===========        ===========


Financing expenses are being amortized over the life of the related mortgages, ranging from 15 to 50 years, using a method approximating the interest method.

Amortization of deferred costs for the years ended March 31, 2005, 2004 and 2003 amounted to $246,545, $167,179 and $165,675, respectively. In addition, $136,385 of accumulated amortization has been written-off due to mortgage refinancing of the Abraham Lincoln property in the year ended March 31, 2005.


NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $438,000 including principal and interest with rates varying from 0% to 13.50% per annum and have maturity dates ranging from 2005 through 2042. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.

Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:


Fiscal Year Ending March 31,      Amount
----------------------------   ------------
2005                           $ 1,232,658
2006                             2,031,135
2007                            19,646,494
2008                               882,528
2009                               925,475
Thereafter                      40,401,057
                               -----------
Total                          $65,119,347
                               ===========


On June 17, 2004, the Abraham Lincoln property modified its original mortgage to reduce the principal balance to $1,945,000. The new mortgage payable to New York State HFA in monthly installments of $15,382, with an interest rate of 6.64% per annum, will mature in June 2022.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2005, 2004 and 2003



Accrued interest payable as of March 31, 2005 and 2004 was approximately $1,484,000 and $1,337,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.


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

The General  Partners and their  affiliates  and the Local General  Partners and
their   affiliates   perform   services  for  the   Partnership  and  the  Local
Partnerships, respectively. The costs incurred are as follows:

a)  Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2005 and 2004 consists of the following:

                                                              March 31,
                                                    ----------------------------
                                                       2005              2004
                                                    ----------        ----------
Operating advances                                  $1,963,493        $1,666,763
Development fees (i)                                   610,024         1,272,449
Operating deficit loans (ii)                           297,172           288,259
Long-term note payable                                  98,615            63,713
Management and other fees                              659,284           631,371
                                                    ----------        ----------

                                                    $3,628,588        $3,922,555
                                                    ==========        ==========


(i) Development fees were incurred in connection with the development of the property and have been included in the basis of the property.
(ii)  Operating deficit loans consist of the following:


                                                              March 31,
                                                    ----------------------------
                                                       2005              2004
                                                    ----------        ----------
Wilshire Park                                       $  191,775        $  191,775


This loan to fund operating deficits is unsecured, non-interest bearing and is payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.

                                                              March 31,
                                                    ----------------------------
                                                       2005              2004
                                                    ----------        ----------
Parkside Townhomes                                  $   87,035        $   87,035
Ogontz Hall                                         $   18,362        $    9,449


These loans to fund operating deficits are unsecured, non-interest bearing and are subordinate to the second mortgage and are payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2005, 2004 and 2003



b)  Other Expenses

The costs incurred to related parties for the years ended March 31, 2005, 2004 and 2003 were as follows:


                                                      Year Ended March 31,
                                              ------------------------------------
                                                 2005         2004         2003
                                              ----------   ----------   ----------
Partnership management fees (a)               $  676,000   $  676,000   $  676,000
Expense reimbursement (b)                        223,042      178,723      155,977
Local administrative fee (d)                      51,193       53,000       53,000
                                              ----------   ----------   ----------
Total general and administrative - General       950,235      907,723      884,977
 Partners
                                              ----------   ----------   ----------
 Property management fees incurred to
 affiliates of the subsidiary partnerships'
 general partners (c)                            917,510      936,800      821,083
                                              ----------   ----------   ----------
Total general and administrative - related    $1,867,745   $1,844,523   $1,706,060
 parties                                      ==========   ==========   ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of Cash Flow). Partnership management fees owed to General Partners amounting to approximately $6,884,000 and $6,208,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively. Without the General Partners continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partner and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partner and these affiliates have agreed to continue such support for the foreseeable future.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,036,574, $1,108,295 and $1,071,815 for the 2005, 2004 and 2003 Fiscal Years,
respectively. Of these fees, $917,510, $936,800 and 821,083 were incurred to affiliates of the subsidiary partnerships.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee of up to $2,500 from each Local Partnership.


NOTE 8 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:


                                                    2004           2003           2002
                                                 -----------    -----------    -----------
Financial statement

Net loss                                         $(4,219,638)   $(3,754,964)   $(3,753,747)

 Difference  resulting from parent  company
  having a different  fiscal year for
  income tax and financial reporting purposes        376,180        (17,957)         4,268

 Difference between depreciation and
  amortization expense recorded for financial
  statement and income tax reporting purposes        468,213        386,864       (682,390)

 Tax-exempt interest income                              (40)           (25)           (39)

 Other                                              (154,830)        48,724      1,317,852
                                                 -----------    -----------    -----------

 Net loss as shown on the Partnership's income
  tax returns                                    $(3,530,115)   $(3,337,358)   $(3,114,056)
                                                 ===========    ===========    ===========


                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2005, 2004 and 2003



NOTE 9 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2005 and 2004.


                                                                 Quarter Ended
                                            --------------------------------------------------------
                                              June 30,    September 30,   December 31,    March 31,
               OPERATIONS                      2004           2004           2004           2005
-----------------------------------------   -----------   -------------   -----------    -----------
Revenues                                    $ 4,065,553    $ 4,192,866    $ 4,063,547    $ 4,257,715

Operating expenses                           (5,134,170)    (5,130,072)    (4,993,540)    (5,585,062)
                                            -----------    -----------    -----------    -----------

Loss before minority interest                (1,068,617)      (937,206)      (929,993)    (1,327,347)

Minority interest in loss of subsidiaries        10,363          8,484          9,222         15,456
                                            -----------    -----------    -----------    -----------

Net loss                                    $(1,058,254)   $  (928,722)   $  (920,771)   $(1,311,891)
                                            ===========    ===========    ===========    ===========

Net loss per BAC                            $    (14.37)   $    (12.61)   $    (12.51)   $    (17.82)
                                            ===========    ===========    ===========    ===========



                                                                 Quarter Ended
                                            --------------------------------------------------------
                                              June 30,    September 30,   December 31,    March 31,
               OPERATIONS                      2003           2003           2003           2004
-----------------------------------------   -----------   -------------   -----------    -----------
Revenues                                    $ 3,991,288    $ 4,037,962    $ 4,035,354    $ 4,308,997

Operating expenses                           (5,057,470)    (4,973,610)    (4,881,673)    (5,252,772)
                                            -----------    -----------    -----------    -----------

Loss before minority interest                (1,066,182)      (935,648)      (846,319)      (943,775)

Minority interest in loss of subsidiaries        11,698          9,275          7,923          8,064
                                            -----------    -----------    -----------    -----------

Net loss                                    $(1,054,484)   $  (926,373)   $  (838,396)   $  (935,711)
                                            ===========    ===========    ===========    ===========

Net loss per BAC                            $    (14.32)   $    (12.58)   $    (11.39)   $    (12.71)
                                            ===========    ===========    ===========    ===========


NOTE 10 - Commitments and Contingencies

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

Shortly after the Freedom LPs became aware of these foreclosure proceedings, their counsel contacted counsel for the plaintiffs and mortgagees in an effort to learn more about the alleged mortgages and to resolve the disputes relating to the mortgages. When those efforts failed, the Freedom LPs filed a motion to intervene in the foreclosure action and for leave to file a late answer on behalf of themselves and Washington. The Freedom LPs contend that the mortgages are invalid and that Washington is not liable for them or the underlying indebtedness. In an order dated September 7, 2004, the Court granted the Freedom L.P.s' motion to intervene and to file a late answer on behalf of the Partnership.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2005, 2004 and 2003



mortgage for which the plaintiffs' complaint did not seek foreclosure, as an additional counterclaim defendant, and the Freedom LPs assert that both the $100,000 and $225,000 mortgages are invalid and void ab initio. The parties are currently engaged in taking discovery.

The Freedom LPs intend to defend the action and prosecute their counterclaims and crossclaims vigorously. The final outcome of this case, however, cannot be determined at this time. If the Court were to reject the Freedom LPs defenses and counterclaims, then it is possible that the Apartment Complex might be foreclosed upon and the Partnership might lose its title to and interests in the Apartment Complex.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Freedom Associates L.P. and Freedom G.P. Inc., the general partners of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Freedom Associates L.P. and Freedom G.P. Inc., the general partners of the Partnership, concluded that, as of the period covered by this report, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer of Freedom Associates L.P. and Freedom G.P. Inc., the general partners of the Partnership by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

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

On November 17, 2003, CharterMac acquired Related Capital Company ("RCC"), which is the indirect parent of RCC Manager LLC, the sole shareholder of the general partner of the Related General Partner. RCC Manager LLC is also the Managing Member of the Freedom General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. Alan P. Hirmes replaced Stephen M. Ross as Director of the Related General Partner and also replaced Michael Brenner as Director of the Freedom General Partner, each effective April 1, 2004 as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

Certain information concerning the directors and executive officers of each of the General Partners is set forth below.

The Related General Partner
---------------------------

Related Freedom Associates Inc., ("RFAI") is the sole general partner of Related Freedom Associates L.P.

Name                                        Position
------------------------                    ---------------------

Alan P. Hirmes                              Director and President

Stuart J. Boesky                            Senior Vice President

Marc D. Schnitzer                           Vice President

Denise L. Kiley (1)                         Vice President

Glenn F. Hopps                              Treasurer

Teresa Wicelinski                           Secretary

(1) On February 25, 2005, Ms. Kiley announced her retirement as Chief Credit Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of the Related General Partner and Managing Member of the Freedom General Partner. Upon her retirement, she will also resign from her position as Vice President of the Related General Partner and the Freedom General Partner.

ALAN P. HIRMES, 50, is the Director and President of the Related General Partner. Mr. Hirmes has been a certified public accountant in New York since 1978. Prior to joining RCC in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants.
 Mr. Hirmes is also the Managing Director of Related. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 49, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined RCC. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

MARC D. SCHNITZER, 44, is responsible both for financial restructurings of real estate properties and directing Related's acquisition of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining RCC in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 45, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Related-sponsored corporate, public and private equity and debt funds. Prior to joining RCC in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with PricewaterhouseCoopers. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac. As noted above, Ms. Kiley is retiring from CharterMac.

GLENN F. HOPPS, 42, joined RCC in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 39, joined RCC in June 1992, and prior to that date was employed by Friedman LLP formerly Friedman, Alpren & Green LLP, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The Freedom General Partner
---------------------------

The officers and directors of the Freedom General Partner are as follows:

Name                                        Position
----------------------------                -----------------------

Alan P. Hirmes                              Director and President

Stuart J. Boesky                            Executive Vice President

Marc D. Schnitzer                           Vice President

Denise L. Kiley (1)                         Vice President

Glenn F. Hopps                              Treasurer

Teresa Wicelinski                           Secretary

Biographical information with respect to Messrs. Hirmes, Boesky, Schnitzer, Hopps, Ms. Kiley and Ms. Wicelinski is set forth above.

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters


                                Name and address of        Amount and Nature of
     Title of Class            Beneficial Ownership        Beneficial Ownership       Percentage of Class
--------------------------    -------------------------    ----------------------    -----------------------
General Partnership           Related Freedom              $1,000 capital                      50%
Interest in the Partnership   Associates L.P.              contribution -
                              625 Madison Avenue           directly owned
                              New York, NY 10022

General Partnership           Freedom GP Inc.              $1,000 capital                      50%
Interest in the Partnership   625 Madison Avenue           contribution -
                              New York, NY 10022           directly owned


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


                                                                          Amount and Nature of        Percentage
                     Name of Beneficial Owner (1)                         Beneficial Ownership         of Class
-----------------------------------------------------------------------  ------------------------  -----------------
Lehigh Tax Credit Partners, Inc.                                            8,375.66(2) (3)             11.5%
J. Michael Fried                                                            8,375.66(2) (3) (4)         11.5%
Alan P. Hirmes                                                              8,375.66(2) (3) (4)         11.5%
Stuart J. Boesky                                                            8,375.66(2) (3) (4)         11.5%
Marc D. Schnitzer                                                                  -                       -
Denise L. Kiley                                                                    -                       -
Glenn F. Hopps                                                                     -                       -
 All directors and executive officers of RFAI and The Freedom General
  Partner as a group (seven persons)                                        8,375.66(2) (3) (4)         11.5%


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

(3) As of May 17, 2005, Lehigh held 4,192.83 BACs and Lehigh II held 4,182.83 BACs which constitutes approximately 11.5% of the outstanding BACs owned.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein, except J. Michael Fried who owns only an economic interest.

Item 13. Certain Relationships and Related Transactions

The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partners.

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees by Friedman LLP and their respective affiliates (collectively, "Friedman") for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2005 and 2004 and for the reviews of the financial statements included in the Registrant's Quarterly Reports on Form 10-Q for those years were $59,500 and $52,000, respectively.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2004 and 2003 were $8,700 and $8,300, respectively.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV


Item 15.  Exhibits and Financial Statement Schedules
                                                                                       Sequential
                                                                                          Page
                                                                                       ----------
(a) 1.    Financial Statements
          --------------------

          Report of Independent Registered Public Accounting Firm                          14

          Consolidated Balance Sheets as of March 31, 2005 and 2004                       107

          Consolidated  Statements of  Operations  for the years ended March 31,
          2005, 2004 and 2003                                                             108

          Consolidated  Statements of Changes in Partners' Capital (Deficit) for
          the years ended March 31, 2005, 2004 and 2003                                   109

          Consolidated  Statements  of Cash Flows for the years  ended March 31,
          2005, 2004 and 2003                                                             110

          Notes to Consolidated Financial Statements                                      111

(a) 2.    Financial Statement Schedules
          -----------------------------

          Report of Independent Registered Public Accounting Firm                         129

          Schedule I - Condensed Financial Information of Registrant                      130

          Schedule III - Real Estate and Accumulated Depreciation                         133

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

(21)      Subsidiaries of the Registrant                                                  124

(31.1)    Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)                      127

(32.1)    Certification  Pursuant  to  Rule  13a-14(b)  or  Rule  15d-14(b)  and
          Section  1350 of Title 18 of the  United  States  Coded (18 U.S.C.
          1350)                                                                           128


                                                                           Jurisdiction
                                                                                of
                                                                           Organization
                                                                           ------------

(c) Subsidiaries of the Registrant (Exhibit 21)
            Parkside Townhomes Associates                                       PA
            Twin Trees Apartments                                               UT
            Bennion Park Apartments (Mulberry)                                  UT
            Hunters Chase Apartments                                            AL
            Wilshire Park Apartments                                            AL
            Bethel Park Apartments                                              OH
            Zebulon Park Apartments                                             OH
            Tivoli Place Apartments                                             TN
            Northwood Apartments                                                FL
            Oxford Trace Apartments                                             SC
            Ivanhoe Apartments Limited Partnership                              UT
            Washington Brooklyn Limited Partnership                             NY
            C.H. Development Group Associates (Manhattan B)                     NY
            Davidson Court Limited Partnership                                  NY
            Magnolia Mews Limited Partnership                                   PA
            The Oaks Village Limited Partnership                                NC
            Greenfield Village Limited Partnership                              NC
            CLM Equities Limited Partnership (Morris Avenue)                    NY
            Victoria Manor Associates                                           CA
            Ogontz Hall Investors                                               PA
            Eagle Ridge Limited Partnership                                     WI
            Nelson Anderson Affordable Housing Limited Partnership              NY
            Conifer Irondequoit Associates (Abraham Lincoln)                    NY
            Middletown Associates (Wilson Street)                               PA
            Lauderdale Lakes Associates, Ltd.                                   FL
            Flipper Temple Associates Limited Partnership                       GA
            220 Cooper Street Associates Limited Partnership                    NJ
            Pecan Creek                                                         OK
            363 Grand Vendome Associates Limited Partnership                    NY
            New Augusta Ltd. (Rainer Villas)                                    AL
            Pine Shadow Apartments                                              MS
            Windsor Place Apartments                                            AL
            Brookwood Apartments, Ltd.                                          AL
            Heflin Hills Apartments, Ltd.                                       AL
            Shadowood Apts., Ltd.                                               AL
            Brittany Associates, Ltd.                                           MS
            Hidden Valley Apartments                                            AL
            Westbrook Square Limited Partnership                                MS
            Warsaw Elderly Housing Ltd. (Royal Pines Apts.)                     KY
            West Hill Square Apts., Ltd.                                        AL
            Elmwood Associates                                                  MS
            Harmony Gate Associates                                             CA


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


                          FREEDOM TAX CREDIT PLUS L.P.


                                      By:  RELATED FREEDOM ASSOCIATES L.P.
                                           a general partner


                                           By:  RELATED FREEDOM ASSOCIATES INC.,
                                                general partner

Date: June 13, 2005

                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes,
                                                    Director and President



                                           By:  FREEDOM GP INC.
                                                a general partner

Date: June 13, 2005

                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes
                                                    Director and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


        Signature                                   Title                                      Date
---------------------------    ---------------------------------------------------         -------------

/s/ Alan P. Hirmes             Director and President (Principal Executive and
------------------             Financial Officer) of Related Freedom Associates,
Alan P. Hirmes                 Inc. and Freedom GP Inc.                                    June 13, 2005
                                                                                           -------------


/s/ Glenn F. Hopps             Treasurer (Principal Accounting Officer) of Related
------------------
Glenn F. Hopps                 Freedom Associates, Inc.                                    June 13, 2005
                                                                                           -------------


                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


     I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ended March 31, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date:  June 13, 2005

                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13A-14(B) OR RULE 15D-14(B)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Principal Executive Officer and
    Principal Financial Officer
    June 13, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------



TO THE PARTNERS OF
FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES


In connection with our audit of the consolidated financial statements of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES included in the Form 10-K as presented in our opinion dated June 10, 2005, which is based in part on the reports of other auditors, we have also audited supporting Schedule I as of March 31, 2005 and 2004 and for the years ended March 31, 2005 and 2004, and Schedule III as of March 31, 2005 and 2004 and for the years ended March 31, 2005 and 2004. In our opinion, based on our audits and the reports of the other auditors, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.






/s/ Friedman LLP
New York, New York
June 10, 2005

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS





                                     ASSETS


                                                                          March 31,
                                                                 --------------------------
                                                                     2005           2004
                                                                 -----------    -----------
Cash and cash equivalents                                        $    81,271    $    18,980
Investment in subsidiary partnerships,  carried
 on an equity basis                                                6,255,312      9,557,394
                                                                 -----------    -----------

Total assets                                                     $ 6,336,583    $ 9,576,374
                                                                 ===========    ===========


                   LIABILITIES AND PARTNER'S (DEFICIT) CAPITAL


Due to general partner and affiliates                            $ 8,400,538    $ 7,430,649
Accounts payable and other liabilities                                54,874         44,916
                                                                 -----------    -----------

Total liabilities                                                  8,455,412      7,475,565
                                                                 -----------    -----------

Partners' (deficit) capital                                       (2,118,829)     2,100,809
                                                                 -----------    -----------

Total liabilities and partners' (deficit) capital                $ 6,336,583    $ 9,576,374
                                                                 ===========    ===========


                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS



                                                         Year Ended March 31,
                                              -----------------------------------------
                                                  2005           2004           2003
                                              -----------    -----------    -----------
Income

Other income                                  $    10,404    $    35,374    $       237
                                              -----------    -----------    -----------


Expenses


Equity in losses of subsidiary partnerships     3,163,835      2,813,143      2,808,962
General and administrative                        115,972         69,472         60,045
General and administrative-related parties        950,235        907,723        884,977
                                              -----------    -----------    -----------

Total Expenses                                  4,230,042      3,790,338      3,753,984
                                              -----------    -----------    -----------

Net loss                                      $(4,219,638)   $(3,754,964)   $(3,753,747)
                                              ===========    ===========    ===========


                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                  Year Ended March 31,
                                                       -----------------------------------------
                                                          2005           2004            2003
                                                       -----------    -----------    -----------
Net loss                                               $(4,219,638)   $(3,751,426)   $(3,753,747)
                                                       -----------    -----------    -----------

 Adjustments to reconcile net loss to net cash used in operating activities:

  Equity in losses of subsidiary partnerships            3,163,835      2,809,605      2,808,962

  Increase (decrease) in liabilities:

  Due to general partner and affiliates                    969,889        900,629        920,768
  Accounts payable and other liabilities                     9,958           (391)        (6,792)
                                                       -----------    -----------    -----------

  Total adjustments                                      4,143,682      3,709,843      3,722,938
                                                       -----------    -----------    -----------

Net cash used in operating activities                      (75,956)       (41,583)       (30,809)
                                                       -----------    -----------    -----------

Cash flows from investing activities:

Distributions from subsidiaries                            138,247         15,544         54,651
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents        62,291        (26,039)        23,842

Cash and cash equivalents, beginning of year                18,980         45,019         21,177
                                                       -----------    -----------    -----------

Cash and cash equivalents, end of year                 $    81,271    $    18,980    $    45,019
                                                       ===========    ===========    ===========


                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2005


                                             Initial Cost to Partnership
                                             ----------------------------
                                                                                  Cost         Purchase Price
                                                                               Capitalized     Adjustments (B)
                                                             Buildings and    Subsequent to     Buildings and
     Description           Encumbrances         Land         Improvements      Acquisition      Improvements
----------------------     ------------      -----------     ------------      -----------      ------------
Parkside Townhouses
  York, PA                  $ 1,511,773      $   263,231      $ 4,439,564      $    65,514       $         0
Twin Trees
  Layton, UT                  1,073,496          112,401        2,668,179          227,274           (47,642)
Bennion (Mulberry)
  Taylorsville, UT            2,044,227          258,000        4,934,447          793,162           (22,842)
Hunters Chase
  Madison, AL                 2,353,689          411,100        5,616,330       (1,394,431)         (713,028)
Bethel Park
  Bethel, OH                  1,802,305          141,320        5,365,882          459,563          (846,229)
Zebulon Park
  Owensville, OH              1,515,413          165,000        4,187,880          410,159          (542,936)
Tivoli Place
  Murphreesboro, TN           1,444,448          267,500        4,146,759          384,934          (207,625)
Northwood
  Jacksonville, FL            2,608,748          494,900        6,630,321          558,052          (294,886)
Oxford Trace
  Aiken, SC                     674,628          162,000        1,725,512         (587,197)         (161,049)
Wilshire
  Huntsville, AL              1,613,857          178,497        4,014,281         (808,916)         (432,405)
Ivanhoe
  Salt Lake City, UT            364,138           41,000        1,136,915           33,554                 0
Washington Avenue
  Brooklyn, NY                        0           42,485        2,843,351           73,904                 0
C.H. Development
 (Manhattan B)
  New York, NY                1,339,669                3        3,294,688           46,902                 0
Davidson Court
  Staten Island, NY                   0           96,892          773,052           37,064                 0
Magnolia Mews
  Philadelphia, PA            1,566,060          200,000          668,007        2,407,680                 0
Oaks Village
  Whiteville, NC              1,445,838           63,548        1,799,849          194,262                 0
Greenfield Village
  Dunn, NC                    1,453,670           78,296        1,806,126          159,208                 0
Morris Avenue (CLM
 Equities)
  Bronx, NY                   2,171,329                2        4,767,049          424,304                 0
Victoria Manor
  Riverside, CA               2,127,795          615,000        5,340,962         (153,198)                0
Ogontz Hallz
  Philadelphia, PA            2,184,553                0          328,846        3,438,280                 0
Eagle Ridge
  Stoughton, WI               1,515,287          321,594        2,627,385          181,348                 0
Nelson Anderson
  Bronx, NY                   3,257,989                2        6,524,096          236,374                 0
Conifer Irondequoit
 (Abraham Lincoln)
  Irondequoit, NY             2,716,898           20,000        5,407,108           96,415                 0
Wilson Street Apts
 (Middletown)
  Middletown, PA              1,673,496           38,449                0        3,461,004                 0
Lauderdale Lakes
  Lauderdale Lakes, FL        4,729,322          873,973        3,976,744        5,817,148                 0
Flipper Temple
  Atlanta, GA                 2,485,980           70,519        4,907,110          699,720                 0
220 Cooper Street
  Camden, NJ                    931,275           41,000                0        3,678,841                 0
Vendome
  Brooklyn, NY                2,574,994           12,000        4,867,584          220,536                 0
Pecan Creek
  Tulsa, OK                     996,583           50,000        1,484,923          232,054                 0



                            Gross Amount at which Carried at Close of Period
                            ------------------------------------------------


                                              Buildings and
     Description           E     Land         Improvements       Total (A)
----------------------     -  -----------     ------------      -----------
Parkside Townhouses
  York, PA                    $   265,796      $ 4,502,513      $ 4,768,309
Twin Trees
  Layton, UT                      115,125        2,845,087        2,960,212
Bennion (Mulberry)
  Taylorsville, UT                260,565        5,702,202        5,962,767
Hunters Chase
  Madison, AL                     413,665        3,506,306        3,919,971
Bethel Park
  Bethel, OH                      143,885        4,976,651        5,120,536
Zebulon Park
  Owensville, OH                  167,565        4,052,538        4,220,103
Tivoli Place
  Murphreesboro, TN               270,065        4,321,503        4,591,568
Northwood
  Jacksonville, FL                497,465        6,890,922        7,388,387
Oxford Trace
  Aiken, SC                       164,564          974,702        1,139,266
Wilshire
  Huntsville, AL                  181,060        2,770,397        2,951,457
Ivanhoe
  Salt Lake City, UT               42,677        1,168,792        1,211,469
Washington Avenue
  Brooklyn, NY                     44,162        2,915,578        2,959,740
C.H. Development
 (Manhattan B)
  New York, NY                      1,680        3,339,913        3,341,593
Davidson Court
  Staten Island, NY                98,569          808,439          907,008
Magnolia Mews
  Philadelphia, PA                201,677        3,074,010        3,275,687
Oaks Village
  Whiteville, NC                   65,225        1,992,434        2,057,659
Greenfield Village
  Dunn, NC                         79,973        1,963,657        2,043,630
Morris Avenue (CLM
 Equities)
  Bronx, NY                         1,679        5,189,676        5,191,355
Victoria Manor
  Riverside, CA                   616,677        5,186,087        5,802,764
Ogontz Hallz
  Philadelphia, PA                  1,677        3,765,449        3,767,126
Eagle Ridge
  Stoughton, WI                   323,271        2,807,056        3,130,327
Nelson Anderson
  Bronx, NY                         1,679        6,758,793        6,760,472
Conifer Irondequoit
 (Abraham Lincoln)
  Irondequoit, NY                  21,677        5,501,846        5,523,523
Wilson Street Apts
 (Middletown)
  Middletown, PA                   40,126        3,459,327        3,499,453
Lauderdale Lakes
  Lauderdale Lakes, FL            875,668        9,792,197       10,667,865
Flipper Temple
  Atlanta, GA                      72,196        5,605,153        5,677,349
220 Cooper Street
  Camden, NJ                       42,677        3,677,164        3,719,841
Vendome
  Brooklyn, NY                     13,677        5,086,443        5,100,120
Pecan Creek
  Tulsa, OK                        50,161        1,716,816        1,766,977





                                                                       Life on which
                                                                     Depreciation in
                                            Year of                  Latest Income
                            Accumulated   Construction/    Date      Statements are
     Description           EDepreciation   Renovation    Acquired    Computed (C)(D)
----------------------     -------------   ----------   ----------   ---------------
Parkside Townhouses
  York, PA                   $ 2,321,286      1989      Sept. 1990        27.5
Twin Trees
  Layton, UT                   1,562,914      1989       Oct. 1990        27.5
Bennion (Mulberry)
  Taylorsville, UT             3,195,776      1989       Oct. 1990        27.5
Hunters Chase
  Madison, AL                  2,536,093      1989       Oct. 1990        27.5
Bethel Park
  Bethel, OH                   2,903,087      1989       Oct. 1990        27.5
Zebulon Park
  Owensville, OH               2,310,019      1989       Oct. 1990        27.5
Tivoli Place
  Murphreesboro, TN            2,436,199      1989       Oct. 1990        27.5
Northwood
  Jacksonville, FL             3,857,231      1989       Oct. 1990        27.5
Oxford Trace
  Aiken, SC                      822,529      1989       Oct. 1990        27.5
Wilshire
  Huntsville, AL               1,777,281      1989       Oct. 1990        27.5
Ivanhoe
  Salt Lake City, UT             558,468      1991       Jan. 1991        27.5
Washington Avenue
  Brooklyn, NY                 1,326,365      1991       Jan. 1991        27.5
C.H. Development
 (Manhattan B)
  New York, NY                 1,899,111      1991       Jan. 1991        27.5
Davidson Court
  Staten Island, NY              338,384      1991       Mar. 1991        27.5
Magnolia Mews
  Philadelphia, PA             1,429,044      1991       Mar. 1991        27.5
Oaks Village
  Whiteville, NC               1,022,569      1991       Mar. 1991        27.5
Greenfield Village
  Dunn, NC                     1,000,441      1991       Mar. 1991        27.5
Morris Avenue (CLM
 Equities)
  Bronx, NY                    2,476,826      1991       Apr. 1991        27.5
Victoria Manor
  Riverside, CA                2,535,743      1991       Apr. 1991        27.5
Ogontz Hallz
  Philadelphia, PA             1,763,236      1990       Apr. 1991        27.5
Eagle Ridge
  Stoughton, WI                1,726,130      1991       May 1991         27.5
Nelson Anderson
  Bronx, NY                    3,177,743      1991       June 1991        27.5
Conifer Irondequoit
 (Abraham Lincoln)
  Irondequoit, NY              2,724,208      1991      Sept. 1991        27.5
Wilson Street Apts
 (Middletown)
  Middletown, PA               1,457,843      1991      Sept. 1991        27.5
Lauderdale Lakes
  Lauderdale Lakes, FL         3,355,927      1991       Oct. 1991        40
Flipper Temple
  Atlanta, GA                  2,297,704      1991       Oct. 1991        27.5
220 Cooper Street
  Camden, NJ                   1,756,429      1991       Dec. 1991        27.5
Vendome
  Brooklyn, NY                 3,192,913      1991       Dec. 1991        20
Pecan Creek
  Tulsa, OK                      689,233      1991       Dec. 1991        27.5



                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2005
                                  (continued)


                                             Initial Cost to Partnership
                                             ----------------------------
                                                                                  Cost         Purchase Price
                                                                               Capitalized     Adjustments (B)
                                                             Buildings and    Subsequent to     Buildings and
     Description           Encumbrances         Land         Improvements      Acquisition      Improvements
----------------------     ------------      -----------     ------------      -----------      ------------
New Augusta Ltd.
 (Rainer Villas)
  New Augusta, AL               703,253           15,000          939,681          111,779                 0
Pine Shadow Apts
  Waveland, MS                1,615,483           74,550        2,117,989          188,732                 0
Windsor Place Apts
  Wedowee, AL                   752,818           40,000          904,888           54,075                 0
Brookwood Apts
  Foley, AL                   1,245,754           68,675        1,517,190           83,523                 0
Heflin Hills Apts
  Heflin, AL                    730,578           50,000          841,300           45,804                 0
Shadowood Apts
  Stevenson, AL                 733,073           27,000          898,800           20,786                 0
Brittany Apartments
  DeKalb, MS                    677,739           20,000          843,592           44,994                 0
Hidden Valley Apts
  Brewton, AL                 1,206,699           68,000        1,637,840           99,559                 0
Westbrook Square L.P.
  Carthage, MS                1,010,019           40,000        1,254,957           62,522                 0
Warsaw Elderly Housing
 Ltd
  Warsaw, KY                  1,119,416           98,819        1,333,606           17,310                 0
West Hill Square Apts
 Ltd
  Gordo, AL                     756,177           60,000          954,020           46,245                 0
Elmwood Assoc
  Picayune, MS                  697,568           81,500          829,183           43,580                 0
Harmony Gate Assoc
  Los Angeles, CA             3,693,310                0        9,757,807           57,491                 0
                            -----------      -----------     ------------      -----------       -----------

                            $65,119,347      $ 5,662,256     $120,113,803      $22,269,914       $(3,268,642)
                            ===========      ===========     ============      ===========       ===========



                           Gross Amount at which Carried at Close of Period
                           ------------------------------------------------


                                             Buildings and
     Description                Land         Improvements       Total (A)
----------------------       -----------     ------------      -----------
New Augusta Ltd.
 (Rainer Villas)
  New Augusta, AL                 15,161        1,051,299        1,066,460
Pine Shadow Apts
  Waveland, MS                    74,711        2,306,560        2,381,271
Windsor Place Apts
  Wedowee, AL                     40,161          958,802          998,963
Brookwood Apts
  Foley, AL                       68,836        1,600,552        1,669,388
Heflin Hills Apts
  Heflin, AL                      50,161          886,943          937,104
Shadowood Apts
  Stevenson, AL                   27,161          919,425          946,586
Brittany Apartments
  DeKalb, MS                      20,161          888,425          908,586
Hidden Valley Apts
  Brewton, AL                     68,161        1,737,238        1,805,399
Westbrook Square L.P.
  Carthage, MS                    40,161        1,317,318        1,357,479
Warsaw Elderly Housing
 Ltd
  Warsaw, KY                      98,980        1,350,755        1,449,735
West Hill Square Apts
 Ltd
  Gordo, AL                       60,161        1,000,104        1,060,265
Elmwood Assoc
  Picayune, MS                    81,661          872,602          954,263
Harmony Gate Assoc
  Los Angeles, CA                    161        9,815,137        9,815,298
                             -----------     ------------     ------------

                             $ 5,720,520     $139,056,811     $144,777,331
                             ===========     ============     ============




                                                                      Life on which
                                                                    Depreciation in
                                           Year of                  Latest Income
                           Accumulated   Construction/    Date      Statements are
     Description           Depreciation   Renovation    Acquired    Computed (C)(D)
----------------------     ------------   ----------   ----------   ---------------
New Augusta Ltd.
 (Rainer Villas)
  New Augusta, AL               377,188      1991       Dec. 1991        27.5
Pine Shadow Apts
  Waveland, MS                1,006,955      1991       Dec. 1991        27.5
Windsor Place Apts
  Wedowee, AL                   356,296      1991       Dec. 1991        27.5
Brookwood Apts
  Foley, AL                     597,434      1991       Dec. 1991        27.5
Heflin Hills Apts
  Heflin, AL                    350,840      1991       Dec. 1991        27.5
Shadowood Apts
  Stevenson, AL                 338,951      1991       Dec. 1991        27.5
Brittany Apartments
  DeKalb, MS                    327,876      1990       Dec. 1991        27.5
Hidden Valley Apts
  Brewton, AL                   645,987      1991       Dec. 1991        27.5
Westbrook Square L.P.
  Carthage, MS                  484,461      1990       Dec. 1991        27.5
Warsaw Elderly Housing
 Ltd
  Warsaw, KY                    471,302      1991       Dec. 1991        27.5
West Hill Square Apts
 Ltd
  Gordo, AL                     361,680      1991       Dec. 1991        27.5
Elmwood Assoc
  Picayune, MS                  305,278      1991       Dec. 1991        27.5
Harmony Gate Assoc
  Los Angeles, CA             4,485,693      1992       Jan.1992         27.5
                            -----------

                            $68,560,673
                            ===========


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


                                       Cost of Property and Equipment                        Accumulated Depreciation
                               -----------------------------------------------   -----------------------------------------------
                                                                      Year Ended March 31,
                               -------------------------------------------------------------------------------------------------
                                    2005            2004             2003            2005             2004             2003
                               -------------    -------------    -------------   -------------    -------------    -------------
Balance at beginning of year   $ 144,210,167    $ 143,202,053    $ 142,450,720   $  63,733,516    $  58,927,642    $  54,178,153
Additions during year:
Improvements                         749,123        1,017,659          751,333
Dispositions                        (181,959)          (9,545)               0            (706)          (5,513)               0
Depreciation expense                                                                 4,827,863        4,811,387        4,749,489
                               -------------    -------------    -------------   -------------    -------------    -------------

Balance at close of year       $ 144,777,331    $ 144,210,167    $ 143,202,053   $  68,560,673    $  63,733,516    $  58,927,642
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