Form 10-Q
period 2005-06-30
FREEDOM TAX CREDIT PLUS LP
filed 2005-08-08
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24652

                          FREEDOM TAX CREDIT PLUS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                     Delaware                                     13-3533987
-------------------------------------------------            -------------------
 (State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                              Identification No.)

      625 Madison Avenue, New York, New York                        10022
-------------------------------------------------            -------------------
     (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code (212) 317-5700


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30,        March 31,
                                                                              2005            2005
                                                                          ------------    ------------
                                                                          (Unaudited)       (Audited)
ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation
  of $67,407,272 and $68,560,673, respectively)                           $ 72,633,918    $ 76,216,658
Cash and cash equivalents                                                    2,521,033       2,150,450
Cash held in escrow                                                          5,191,884       5,549,963
Deferred costs (net of accumulated amortization of $2,142,276 and
  $2,098,661, respectively)                                                    684,149         727,764
Other assets                                                                 1,803,668       1,329,483
                                                                          ------------    ------------


Total operating assets                                                      82,834,652      85,974,318
                                                                          ------------    ------------

Assets from discontinued operations (Note 4)
  Property and equipment held for sale, net of accumulated depreciation
    of $2,349,450 and $0, respectively                                       1,812,570               0
  Net assets held for sale                                                     492,847               0
                                                                          ------------    ------------
Total assets from discontinued operations                                    2,305,417               0
                                                                          ------------    ------------

Total Assets                                                              $ 85,140,069    $ 85,974,318
                                                                          ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities
Mortgage notes payable                                                    $ 63,321,269    $ 65,119,347
Accounts payable and other liabilities                                       3,441,819       2,455,386
Due to local general partners and affiliates                                 3,510,144       3,628,588
Due to general partners and affiliates (Note 2)                              9,029,407       8,853,092
                                                                          ------------    ------------

Total operating liabilities                                                 79,302,639      80,056,413
                                                                          ------------    ------------

Liabilities from discontinued operations (Note 4)
  Mortgage notes payable of assets held for sale                             1,501,466               0
  Net liabilities held for sale (including minority interest)                  810,263               0
                                                                          ------------    ------------
Total liabilities from discontinued operations                               2,311,729               0
                                                                          ------------    ------------

Minority interests                                                           7,267,575       8,040,807
                                                                          ------------    ------------

Commitments and contingencies (Note 6)

Partners' Deficit:
Limited partners (72,896 BACs issued and outstanding)                       (3,023,809)     (1,421,027)
General partners                                                              (718,065)       (701,875)
                                                                          ------------    ------------

Total Partners' Deficit                                                     (3,741,874)     (2,122,902)
                                                                          ------------    ------------

Total Liabilities and Partners' Deficit                                   $ 85,140,069    $ 85,974,318
                                                                          ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                              2005            2004*
                                                                          ------------    ------------
 Operations:

 Revenues
 Rental income                                                            $  3,646,384    $  3,651,945
 Other                                                                         341,892         316,590
                                                                          ------------    ------------
                                                                             3,988,276       3,968,535
                                                                          ------------    ------------

 Expenses
 General and administrative                                                    689,657         678,227
 General and administrative-related parties (Note 2)                           452,827         436,628
 Repairs and maintenance                                                       778,677         804,055
 Operating and other                                                           437,421         393,728
 Taxes                                                                         265,409         237,808
 Insurance                                                                     188,341         174,776
 Financial                                                                   1,041,663       1,056,706
 Depreciation and amortization                                               1,211,588       1,215,836
                                                                          ------------    ------------

 Total expenses from operations                                              5,065,583       4,997,764
                                                                          ------------    ------------

 Loss from continuing operations before minority interest and
   discontinued operations                                                  (1,077,307)     (1,029,229)

 Minority interest in loss of subsidiaries from continuing operations           10,381           9,579
                                                                          ------------    ------------

 Loss from continuing operations                                            (1,066,926)     (1,019,650)

 Discontinued Operations:
 Net loss from discontinued operations (including minority
   interest) (Note 4)                                                         (552,046)        (38,604)
                                                                          ------------    ------------
 Net loss                                                                 $ (1,618,972)   $ (1,058,254)
                                                                          ============    ============

 Net loss from continuing operations - limited partners                   $ (1,056,257)   $ (1,009,453)
 Net loss from discontinued operations (including minority
   interest) - limited partners                                               (546,525)        (38,218)
                                                                          ------------    ------------
 Net loss - limited partners                                              $ (1,602,782)   $ (1,047,671)
                                                                          ============    ============

 Number of BACs outstanding                                                     72,896          72,896
                                                                          ============    ============

 Net loss from continuing operations per BAC                              $     (14.49)   $     (13.85)
 Net loss from discontinued operations per BAC                                   (7.50)          (0.52)
                                                                          ------------    ------------

 Net loss per BAC                                                         $     (21.99)   $     (14.37)
                                                                          ============    ============

*  Reclassified for comparative purposes

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                              IN PARTNERS' DEFICIT
                                   (Unaudited)

                                                     Limited        General
                                       Total         Partners       Partners
                                    -----------    -----------    -----------
Partners' deficit - April 1, 2005   $(2,122,902)   $(1,421,027)   $  (701,875)

Net loss                             (1,618,972)    (1,602,782)       (16,190)
                                    -----------    -----------    -----------

Partners' deficit - June 30, 2005   $(3,741,874)   $(3,023,809)   $  (718,065)
                                    ===========    ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     June 30,
                                                            --------------------------
                                                               2005            2004*
                                                            -----------    -----------
Cash flows from operating activities:

Net loss                                                    $(1,618,972)   $(1,058,254)

Adjustments to reconcile net loss to net cash provided by continuing operating activities:

Depreciation and amortization                                 1,211,588      1,215,836
Minority interest in loss of subsidiaries                       (10,381)        (9,579)
Increase in cash held in escrow                                 (27,154)      (202,701)
(Increase) decrease in other assets                            (513,021)       251,987
Increase in accounts payable and other liabilities              804,268        231,810
Increase in due to general partners and affiliates              213,816        227,454
Increase in due to local general partners and affiliates        144,668          3,464
Decrease in due to local general partners and affiliates       (174,047)      (113,467)
                                                            -----------    -----------

Net cash provided by continuing operating activities             30,765        546,550
                                                            -----------    -----------

Cash flows from discontinued operating activities:

Loss from discontinued operations                               552,046         38,604
                                                            -----------    -----------

Net cash provided by operating activities                       582,811        585,154
                                                            -----------    -----------

Cash flows from investing activities:

Acquisition of property and equipment                           (29,614)      (253,532)
                                                            -----------    -----------

Net cash used in continuing investing activities                (29,614)      (253,532)
                                                            -----------    -----------

Cash flows from financing activities:

Repayments of mortgage notes                                   (286,306)      (262,120)
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                             (96,308)        (2,782)
                                                            -----------    -----------

Net cash used in continuing financing activities               (382,614)      (264,902)
                                                            -----------    -----------

Cash flows from discontinued financing activities:

Proceeds from sale of investment                                200,000              0
                                                            -----------    -----------

Net cash used in financing activities                          (182,614)      (264,902)
                                                            -----------    -----------

Net increase in cash and cash equivalents                       370,583         66,720

Cash and cash equivalents at beginning of period              2,150,450      2,492,636
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $ 2,521,033    $ 2,559,356
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                        $   940,341    $   969,564
                                                            ===========    ===========


* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


Note 1 - General

The consolidated condensed financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and 42 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the Local Partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships.

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

Losses attributable to minority interests aggregated approximately $22,000 and $10,000 for the three months ended June 30, 2005 and 2004, respectively. These amounts include approximately $11,000 and $1,000, respectively, which are related to discontinued operations. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2005 and its results of operations and cash flows for the three months ended June 30, 2005 and 2004. However, the operating results and cash flows for the three months ended June 30, 2005 may not be indicative of the results for the entire year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.


Note 2 - Related Party Transactions

The costs incurred to related parties from operations for the three months ended June 30, 2005 and 2004 were as follows:

                                                                     Three Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                    2005            2004*
                                                                 -----------    -----------
Partnership management fees (a)                                  $   169,000    $   169,000
Expense reimbursement (b)                                             52,190         36,446
Local administrative fee (c)                                          12,350         12,350
                                                                 -----------    -----------

Total general and administrative-General
  Partners                                                           233,540        217,796
                                                                 -----------    -----------
Property management fees incurred to affiliates of the
    subsidiary partnerships' general partners (d)                    219,287        218,832
                                                                 -----------    -----------
Total general and administrative-related parties                 $   452,827    $   436,628
                                                                 ===========    ===========

* Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three months ended June 30, 2005 and 2004 were as follows:

                                                                     Three Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                    2005            2004
                                                                 -----------    -----------
 Local administrative fee (c)                                    $       625    $       625
                                                                 -----------    -----------
 Total general and administrative-General Partners                       625            625
                                                                 -----------    -----------
 Property management fees incurred to affiliates of the
   Local General Partners (d)                                          4,583          4,817
                                                                 -----------    -----------

 Total general and administrative-related parties                $     5,208    $     5,442
                                                                 ===========    ===========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and Beneficial Assignment Certificates ("BACs") holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $7,053,000 and $6,884,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $274,766 and $266,383 for the three months ended June 30, 2005 and 2004, respectively. Of these fees, $223,870 and $223,649, which includes $4,583 and $4,817, respectively, relating to discontinued operations, were incurred to affiliates of the subsidiary partnerships' general partners for the three months ended June 30, 2005 and 2004, respectively.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of June 30, 2005, the Partnership has disposed of one of its 42 original investments.

On June 20, 2005, the Partnership's Limited Partnership Interest in Parkside Townhomes ("Parkside") was sold to the Local General Partner for a purchase price of $650,000 resulting in a Local General Partner contribution of approximately $1,000. This amount consisted of $200,000 paid in cash at closing and $450,000 pursuant to a promissory note payable to the Partnership. During the quarter ended June 30, 2005, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment of Disposal of Long-Lived Asset", the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $555,000. The sale resulted in the liquidation of Parkside. As of the sale date, Parkside had property and equipment, recorded at a fair value, of approximately $4,162,000 and accumulated depreciation of approximately $2,349,000.


Note 4 - Discontinued Operations

During the first quarter of fiscal year ended March 31, 2006, the Partnership approved a plan to dispose of Parkside and classified it as an asset held for sale. The disposal meets the criteria established for recognition as a discontinued operation under SFAS 144. SFAS 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. Parkside is reflected as discontinued operations in our condensed consolidated statements of operations.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

Condensed Consolidated Balance Sheets:

                                                                  June 30,       March 31,
                                                                    2005           2005
                                                                 -----------    -----------
 Assets
   Property and equipment, net of accumulated depreciation of
     $2,349,450 and $0, respectively                             $ 1,812,570    $         0
   Cash and cash equivalents                                          62,794              0
   Cash held in escrow                                               392,652              0
   Other assets                                                       37,401              0
                                                                 -----------    -----------
 Total assets                                                    $ 2,305,417    $         0
                                                                 ===========    ===========

 Liabilities
   Mortgage notes payable                                        $ 1,501,466    $         0
   Accounts payable and other liabilities                             30,497              0
   Due to local general partners and affiliates                       86,987              0
   Due to general partners and affiliates                             37,500              0
   Minority interest                                                 655,279              0
                                                                 -----------    -----------
 Total liabilities                                               $ 2,311,729    $         0
                                                                 ===========    ===========

In accordance with SFAS 144, during the quarter ended June 30, 2005, Parkside was classified as an asset held for sale and was classified as a discontinued operation. The following table summarizes the results of operations at Parkside for the three months ended June 30, 2005 and 2004.

Condensed Consolidated Statements of Discontinued Operations:

                                                                     Three Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                    2005            2004
                                                                 -----------    -----------
 Revenues

 Rental income                                                   $    93,923    $    96,410
 Other                                                                 1,133            608
                                                                 -----------    -----------
 Total revenue                                                        95,056         97,018
                                                                 -----------    -----------

 Expenses

 General and administrative                                            3,877         22,193
 General and administrative-related parties (Note 2)                   5,208          5,442
 Repairs and maintenance                                              17,101         28,170
 Operating                                                            12,696         10,595
 Taxes                                                                 9,609         13,486
 Insurance                                                             3,643          1,991
 Interest                                                             11,109         14,059
 Depreciation and amortization                                        40,123         40,469
 Loss on impairment of fixed assets                                  555,000              0
                                                                 -----------    -----------

 Total expenses                                                      658,366        136,405
                                                                 -----------    -----------

 Loss before minority interest                                      (563,310)       (39,387)
 Minority interest in income of subsidiaries from discontinued
   operations                                                         11,264            783
                                                                 -----------    -----------
 Net loss from discontinued operations                           $  (552,046)   $   (38,604)
                                                                 ===========    ===========

 Net loss - limited partners from discontinued operations        $  (546,525)   $   (38,218)
                                                                 ===========    ===========

 Number of BACs outstanding                                           72,896         72,896
                                                                 ===========    ===========

 Net loss from discontinued operations per BAC                   $     (7.50)   $     (0.52)
                                                                 ===========    ===========


Note 5 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on the Partnership's consolidated results of operations.

In June 2005,  the FASB issued  Emerging  Issues Task Force  ("EITF")  No. 04-5,
Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or participating rights - the right to effectively participate in significant decisions made in the ordinary course of the Partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is effective after June 29, 2005. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on the consolidated results of operations.


Note 6 - Commitments and Contingencies

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

After obtaining discovery from the putative mortgagees, the Partnership and the Freedom LPs on July 12, 2005 made a motion for summary judgment dismissing the complaint and declaring the mortgages invalid and void ab initio. The motion is currently scheduled to be fully briefed and submitted to the Court by August 17, 2005.

The Freedom LPs intend to defend the action and prosecute their counterclaims and crossclaims vigorously. The final outcome of this case, however, cannot be determined at this time. If the Court were to reject the Freedom LPs defenses and counterclaims, then it is possible that the Apartment Complex might be foreclosed upon and the Partnership might lose its title to and interests in the Apartment Complex as well as risk the possible recapture of a portion of the tax credits generated by Washington. However, the outcome of this case cannot be determined at this time.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


be market demand for apartments at full market rents when the rental assistance contract expires.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital has been invested in 42 Local Partnerships. As of June 30, 2005, the Limited Partnership Interest in one Local Partnership was sold. For a discussion of this sale of the Local Partnership, see Note 3 to the financial statements.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal, are available to meet the obligations of the Partnership. During the three months ended June 30, 2005 and 2004, distributions from operations of the Local Partnerships amounted to approximately $22,000 and $26,000, respectively. Additionally, during the three months ended June 30, 2005 and 2004, the Partnership received approximately $200,000 and $0 of proceeds from the sale of an investment.

For the three months ended June 30, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $371,000. This increase is attributable to net cash provided by operating activities ($583,000) and proceeds from sale of investment of discontinued operations ($200,000), acquisition of property and equipment ($30,000), repayments of mortgage notes ($286,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($96,000). Included in adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately ($1,212,000) and net loss from discontinued operations of approximately ($552,000).

Total expenses for the three months ended June 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $2,359,505 and $2,288,594, respectively. As of June 30, 2005 and March 31, 2005, accounts payable and other liabilities totaled $3,441,819 and $2,455,386, which is comprised of the following amounts:

                                                       June 30,       March 31,
                                                         2005           2004
                                                      -----------    -----------
Accounts payable                                      $ 1,124,428    $   234,182
Accrued interest payable                                1,596,691      1,484,260
Security deposits payable                                 720,700        736,944
                                                      -----------    -----------
Total accounts payable                                $ 3,441,819    $ 2,455,386
                                                      ===========    ===========

Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 46% and 60% of the total accounts payable and other liabilities amount at June 30, 2005 and March 31, 2005, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

A working capital reserve of approximately $287,000, exclusive of Local Partnerships' working capital, remained unused at June 30, 2005.

Long-Term
---------

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $7,053,000 and $6,884,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

For a discussion of contingencies affecting certain Local Partnerships, see Note 6 to the condensed consolidated financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of tax credits if the investment is lost before the expiration of the applicable compliance period.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will, or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the Partnership's portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

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

Discontinued Operations
-----------------------

During the first quarter of fiscal year ended March 31, 2006, the Partnership approved a plan to dispose of Parkside and classified it as an asset held for sale. The disposal meets the criteria established for recognition as a discontinued operation under SFAS 144. SFAS 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. Parkside is reflected as discontinued operations in our condensed consolidated statements of operations.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership accounting policies included in Note 2 to the consolidated financial statements in the annual report on Form 10-K for the year ended March 31, 2005.

Property and Equipment
----------------------

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

In accordance with SFAS 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

During the three months ended and through June 30, 2005, the Partnership has recorded $555,000 as a loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. As of June 30, 2005 and March 31, 2005, the Partnership has recorded property and equipment net of accumulated depreciation of $1,812,570 and $0, respectively, as held for sale.

Revenue Recognition
-------------------

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and as rents become due and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income, and other rental related items.

Results of Operations
---------------------

Three months ended June 30, 2005 as compared to the same period in 2004
-----------------------------------------------------------------------

The results of operations continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with a decrease of less than 1% for the three months ended June 30, 2005 as compared to the corresponding period in 2004 primarily due to slight decreases in occupancy at four Local Partnerships, partially offset by an increase in rental rates at the Local Partnerships.

Total expenses, excluding operating and other and taxes, remained fairly consistent with a decrease of less than 1% for the three months ended June 30, 2005 as compared to the corresponding period in 2004.

Operating and other increased by approximately $44,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an increase in fuel costs at four Local Partnerships in 2005 as compared to the same period in 2004.

Taxes increased approximately $28,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an increase in state property taxes at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 13.50% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - See Item I. Financial Statements - Note 6

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

         (10D) to Pre-Effective Amendment No. 1 to the Partnership's registration statement on Form S-11, File No. 33-30859, as filed with the Securities and Exchange Commission on December 21, 1989


         (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

         (32.1) Certification  Pursuant to Rule  13a-14(b) or Rule 15d-14(b) and
                Section  1350 of Title 18 of the United  States  Code (18 U.S.C.
                1350)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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


Date: August 8, 2005
      --------------

                                   By:  /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes,
                                        Director and President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)


Date: August 8, 2005
      --------------
                                   By:  /s/ Glenn F. Hopps
                                        ------------------
                                        Glenn F. Hopps,
                                        Treasurer (Principal Accounting Officer)


                               and


                               By: FREEDOM GP INC.,
                                   a General Partner


Date: August 8, 2005
      --------------
                                   By:  /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes,
                                        Director and President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)


Date: August 8, 2005
      --------------
                                   By:  /s/ Glenn F. Hopps
                                        ------------------
                                        Glenn F. Hopps,
                                        Treasurer (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: August 8, 2005
               --------------

                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes,
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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


By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes,
    Principal Executive Officer and Principal Financial Officer
    August 8, 2005