Form 10-Q
period 2005-09-30
FREEDOM TAX CREDIT PLUS LP
filed 2005-11-04
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24652

                          FREEDOM TAX CREDIT PLUS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                    Delaware                                      13-3533987
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                         10022
------------------------------------------------             -------------------
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


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           September 30,     March 31,
                                                               2005            2005
                                                           ------------    ------------
                                                            (Unaudited)      (Audited)
ASSETS

   Property and equipment - (at cost, net of accumulated
     depreciation
     of $68,574,182 and $68,560,673, respectively)         $ 71,540,133    $ 76,216,658
   Cash and cash equivalents                                  2,321,536       2,150,450
   Cash held in escrow                                        5,366,234       5,549,963
   Deferred costs (net of accumulated amortization of
     $2,187,975 and $2,098,661, respectively)                   638,450         727,764
   Other assets                                               1,732,928       1,329,483
                                                           ------------    ------------

Total Assets                                               $ 81,599,281    $ 85,974,318
                                                           ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Mortgage notes payable                                  $ 63,028,958    $ 65,119,347
   Accounts payable and other liabilities                     3,403,767       2,455,386
   Due to local general partners and affiliates               3,541,163       3,628,588
   Due to general partners and affiliates (Note 2)            9,219,952       8,853,092
                                                           ------------    ------------

Total Liabilities                                            79,193,840      80,056,413
                                                           ------------    ------------

Minority interests                                            7,247,934       8,040,807
                                                           ------------    ------------

Commitments and contingencies (Note 6)

Partners' Deficit:
   Limited partners (72,896 Beneficial Assignment
     Certificates ("BACs") issued and outstanding)           (4,113,422)     (1,421,027)
   General partners                                            (729,071)       (701,875)
                                                           ------------    ------------

Total Partners' Deficit                                      (4,842,493)     (2,122,902)
                                                           ------------    ------------

Total Liabilities and Partners' Deficit                    $ 81,599,281    $ 85,974,318
                                                           ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended               Six Months Ended
                                                                September 30,                   September 30,
                                                         ----------------------------    ----------------------------
                                                             2005            2004*           2005            2004*
                                                         ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                            $  3,596,492    $  3,681,320    $  7,242,876    $  7,333,265
Other                                                         401,643         412,200         743,535         728,790
                                                         ------------    ------------    ------------    ------------
                                                            3,998,135       4,093,520       7,986,411       8,062,055
                                                         ------------    ------------    ------------    ------------

Expenses
General and administrative                                    707,701         633,322       1,397,358       1,311,549
General and administrative-related parties (Note 2)           520,288         478,744         973,115         915,372
Repairs and maintenance                                       912,708         770,779       1,691,385       1,574,834
Operating and other                                           427,816         395,148         865,237         788,876
Real estate taxes                                             248,681         231,983         514,090         469,791
Insurance                                                     214,710         203,802         403,051         378,578
Interest                                                    1,034,258       1,087,192       2,075,921       2,143,898
Depreciation and amortization                               1,212,609       1,210,304       2,424,197       2,426,140
                                                         ------------    ------------    ------------    ------------

Total expenses from operations                              5,278,771       5,011,274      10,344,354      10,009,038
                                                         ------------    ------------    ------------    ------------

Loss from continuing operations before minority
  interest and discontinued operations                     (1,280,636)       (917,754)     (2,357,943)     (1,946,983)

Minority interest in loss of subsidiaries from
  continuing operations                                        12,959           8,100          23,340          17,679
                                                         ------------    ------------    ------------    ------------

Loss from continuing operations                            (1,267,677)       (909,654)     (2,334,603)     (1,929,304)

Discontinued Operations:
Net income (loss) from discontinued operations
  (including minority interest) (Note 4)                      167,058         (19,068)       (384,988)        (57,672)
                                                         ------------    ------------    ------------    ------------
Net loss                                                 $ (1,100,619)   $   (928,722)   $ (2,719,591)   $ (1,986,976)
                                                         ============    ============    ============    ============

Net loss from continuing operations - limited partners   $ (1,255,000)   $   (900,558)   $ (2,311,257)   $ (1,910,011)
Net income (loss) from discontinued operations
  (including minority interest) - limited partners            165,387         (18,877)       (381,138)        (57,095)
                                                         ------------    ------------    ------------    ------------
Net loss - limited partners                              $ (1,089,613)   $   (919,435)   $ (2,692,395)   $ (1,967,106)
                                                         ============    ============    ============    ============

Number of BACs outstanding                                     72,896          72,896          72,896          72,896
                                                         ============    ============    ============    ============

Net loss from continuing operations per BAC              $     (17.22)   $     (12.35)   $     (31.71)   $     (26.20)
Net income (loss) from discontinued operations
  per BAC                                                        2.27            (.26)          (5.23)           (.78)
                                                         ------------    ------------    ------------    ------------

Net loss per BAC                                         $     (14.95)   $     (12.61)   $     (36.94)   $     (26.98)
                                                         ============    ============    ============    ============


* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                              IN PARTNERS' DEFICIT
                                   (Unaudited)

                                                          Limited        General
                                            Total         Partners       Partners
                                         -----------    -----------    -----------
Partners' deficit - April 1, 2005        $(2,122,902)   $(1,421,027)   $  (701,875)

Net loss                                  (2,719,591)    (2,692,395)       (27,196)
                                         -----------    -----------    -----------

Partners' deficit - September 30, 2005   $(4,842,493)   $(4,113,422)   $  (729,071)
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                September 30,
                                                                          --------------------------
                                                                              2005           2004
                                                                          -----------    -----------
Cash flows from operating activities:

Net loss                                                                  $(2,719,591)   $(1,986,976)

Adjustments to reconcile net loss to net cash provided by operating activities:

   Loss on sale of properties                                                  39,253              0
   Loss on impairment of fixed assets                                         555,000              0
   Depreciation and amortization                                            2,500,804      2,507,078
   Minority interest in loss of subsidiaries                                 (246,635)       (18,847)
   Increase in cash held in escrow                                           (217,775)      (467,294)
   Increase in other assets                                                  (438,018)      (218,975)
   Increase in accounts payable and other liabilities                       1,130,407        328,406
   Increase in due to general partners and affiliates                         405,710        524,367
   Increase in due to local general partners and affiliates                   176,149         15,714
   Decrease in due to local general partners and affiliates                  (176,539)      (118,374)
                                                                          -----------    -----------

Net cash provided by operating activities                                   1,008,765        565,099
                                                                          -----------    -----------

Cash flows from investing activities:

   Acquisition of property and equipment                                     (105,304)      (194,321)
                                                                          -----------    -----------

Net cash used in investing activities                                        (105,304)      (194,321)
                                                                          -----------    -----------

Cash flows from financing activities:

   Repayments of mortgage notes                                              (629,384)      (561,160)
   Decrease in capitalization of consolidated subsidiaries attributable
     to minority interest                                                    (102,991)        (6,186)
                                                                          -----------    -----------

Net cash used in financing activities                                        (732,375)      (567,346)
                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents                          171,086       (196,568)

Cash and cash equivalents at beginning of period                            2,150,450      2,492,636
                                                                          -----------    -----------

Cash and cash equivalents at end of period                                $ 2,321,536    $ 2,296,068
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                                      $ 1,961,821    $ 2,041,339
                                                                          ===========    ===========


See Note 4 for cash flows from discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and 42 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of Related Freedom Associates L.P., a Delaware limited partnership and Freedom GP Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnership (each a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of September 30, 2005, the Partnership has sold its Limited Partnership Interest in one Local Partnership (see Note 3).

The Partnership's fiscal quarter ends on September 30. All subsidiaries have fiscal quarters ending June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $225,000, $8,000, $247,000 and $19,000 for the three and six months ended September 30, 2005 and 2004, respectively. These amounts include approximately $212,000, $400, $223,000 and $1,000, respectively, which are related to discontinued operations. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2005, its results of operations for the three and six months ended September 30, 2005 and 2004 and its cash flows for the six months ended September 30, 2005 and 2004. However, the operating results and cash flows for the six months ended September 30, 2005 may not be indicative of the results for the entire year.

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


Note 2 - Related Party Transactions

The costs incurred to related parties from operations for the three and six months ended September 30, 2005 and 2004 were as follows:

                                                         Three Months Ended     Six Months Ended
                                                            September 30,         September 30,
                                                         -------------------   -------------------
                                                           2005       2004*      2005       2004*
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $169,000   $169,000   $338,000   $338,000
Expense reimbursement (b)                                 130,665     73,334    182,856    109,780
Local administrative fee (c)                               12,350     13,400     24,700     25,750
                                                         --------   --------   --------   --------

Total general and administrative-General Partners         312,015    255,734    545,556    473,530
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the    208,273    223,010    427,559    441,842
  subsidiary partnerships' general partners (d)
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $520,288   $478,744   $973,115   $915,372
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2005 and 2004 were as follows:

                                                               Three Months Ended   Six Months Ended
                                                                  September 30,      September 30,
                                                               -----------------   -----------------
                                                                2005      2004      2005      2004
                                                               -------   -------   -------   -------
Local administrative fee (c)                                   $   625   $   625   $ 1,250   $ 1,250
                                                               -------   -------   -------   -------
Total general and administrative-General Partners                  625       625     1,250     1,250
                                                               -------   -------   -------   -------
Property management fees incurred to affiliates of the Local
  General Partners (d)                                           3,200     4,947     7,783     9,764
                                                               -------   -------   -------   -------

Total general and administrative-related parties               $ 3,825   $ 5,572   $ 9,033   $11,014
                                                               =======   =======   =======   =======


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the Limited Partners and Beneficial Assignment Certificates ("BACs") holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $7,222,000 and $6,884,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $245,215, $269,748, $519,981 and $536,131 for the three and six months ended
September 30, 2005 and 2004, respectively. Of these fees, $211,473, $227,957, $435,342 and $451,606, which include $3,200, $4,947, $7,783 and $9,764, respectively, relating to discontinued operations, were incurred to affiliates of the subsidiary partnerships' general partners for the three and six months ended September 30, 2005 and 2004, respectively.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of certain of its investments. As of September 30, 2005, the Partnership has disposed of one of its 42 original investments.

On June 20, 2005, the Partnership's limited partnership interest in Parkside Townhomes ("Parkside") was sold to the Local General Partner for a purchase price of $650,000 resulting in a Local General Partner net distribution of approximately $7,000. The purchase price consisted of $200,000 paid in cash at closing and $450,000 pursuant to a promissory note payable to the Partnership. During the quarter ended June 30, 2005, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment of Disposal of Long-Lived Asset", the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $555,000. The sale resulted in the liquidation of Parkside. As of the sale date, Parkside had property and equipment, recorded at a fair value, of approximately $4,162,000, accumulated depreciation of approximately $2,386,000 and mortgage debt of approximately $1,461,000.


Note 4 - Discontinued Operations

The disposal of Parkside meets the criteria established for recognition as a discontinued operation under SFAS 144. SFAS 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. Parkside is reflected as discontinued operations in our condensed consolidated statements of operations. The following table summarizes the results of operations at Parkside for the three and six months ended September 30, 2005 and 2004.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


Condensed Consolidated Statements of Discontinued Operations:

                                                                Three Months Ended        Six Months Ended
                                                                   September 30,            September 30,
                                                              ----------------------    ----------------------
                                                                2005          2004        2005          2004
                                                              ---------    ---------    ---------    ---------
Revenues

Rental income                                                 $  95,216    $  99,206    $ 189,139    $ 195,616
Other                                                             9,991          140       11,124          748
Loss on sale of property                                        (39,253)           0      (39,253)           0
                                                              ---------    ---------    ---------    ---------
Total revenue                                                    65,954       99,346      161,010      196,364
                                                              ---------    ---------    ---------    ---------

Expenses

General and administrative                                       30,573       20,568       34,450       42,761
General and administrative-related parties (Note 2)               3,825        5,572        9,033       11,014
Repairs and maintenance                                           1,378       14,387       18,479       42,557
Operating and other                                              20,638       10,195       33,334       20,790
Real estate taxes                                                 9,463       12,597       19,072       26,083
Insurance                                                         2,317        1,852        5,960        3,843
Interest                                                          6,249       13,159       17,358       27,218
Depreciation and amortization                                    36,484       40,469       76,607       80,938
Loss on impairment of fixed assets                                    0            0      555,000            0
                                                              ---------    ---------    ---------    ---------

Total expenses                                                  110,927      118,799      769,293      255,204
                                                              ---------    ---------    ---------    ---------

Loss before minority interest                                   (44,973)     (19,453)    (608,283)     (58,840)
Minority interest in loss of subsidiaries from discontinued
  operations                                                    212,031          385      223,295        1,168
                                                              ---------    ---------    ---------    ---------
Net income (loss) from discontinued operations                $ 167,058    $ (19,068)   $(384,988)   $ (57,672)
                                                              =========    =========    =========    =========

Net income (loss) - limited partners from discontinued
  operations                                                  $ 165,387    $ (18,877)   $(381,138)   $ (57,095)
                                                              =========    =========    =========    =========

Number of BACs outstanding                                       72,896       72,896       72,896       72,896
                                                              =========    =========    =========    =========


Net income (loss) from discontinued operations per BAC        $    2.27    $    (.26)   $   (5.23)   $    (.78)
                                                              =========    =========    =========    =========


Cash flows from Discontinued Operations:

                                                                                          Six Months Ended
                                                                                            September 30,
                                                                                        ----------------------
                                                                                          2005          2004
                                                                                        ---------    ---------
Net cash provided by discontinued operating activities                                  $ 811,297    $  93,986
                                                                                        ---------    ---------

Net cash provided by discontinued investing activities                                  $  25,184    $  43,373
                                                                                        ---------    ---------

Net cash provided by (used in) discontinued financing activities                        $ 392,481    $ (28,458)
                                                                                        ---------    ---------


Note 5 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on the Partnership's consolidated results of operations.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


In June 2005,  the FASB issued  Emerging  Issues Task Force  ("EITF")  No. 04-5,
Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the Partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is now effective. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on the consolidated results of operations.


Note 6 - Commitments and Contingencies

Washington Brooklyn
-------------------

In or about September 2003, two putative mortgagees commenced a mortgage foreclosure action in the Supreme Court of the State of New York, Kings County (the "Court"), entitled 150 Beach 120th Street Inc. v. Washington Brooklyn Limited Partnership, Index No. 35255/2003, seeking to foreclose on an alleged $100,000 loan and mortgage against the real property (the "Apartment Complex") owned by Washington Brooklyn Limited Partnership ("Washington"). Apparently, the former general partner of Washington, BUFNY Houses of Brooklyn, Inc. ("BUFNY"), allegedly granted two mortgages in the amounts of $225,000 and $100,000 secured by the Apartment Complex. Each of the foregoing mortgages was granted without the knowledge of Freedom SLP, L.P. (the "Special Limited Partner") or the Partnership (collectively the "Freedom LPs") or the consent of the Special Limited Partner, as required by Washington's Amended and Restated Agreement of Limited Partnership (the "Washington Partnership Agreement"). The Freedom LPs believe that BUFNY did not use the alleged loan proceeds for the benefit of Washington or the Apartment Complex. For these and other reasons, the Freedom LPs contend that the alleged mortgages are invalid.

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

After obtaining discovery from the putative mortgagees, the Partnership and the Freedom LPs on July 12, 2005 made a motion for summary judgment dismissing the complaint and declaring the mortgages invalid and void ab initio. The putative mortgagees cross-moved for summary judgment declaring the mortgages valid and enforceable. Briefing of the motion and cross-motion was completed on September 28, 2005. The motion and cross-motion are now fully submitted and awaiting the Court's determination.

The Freedom LPs intend to defend the action and prosecute their counterclaims and crossclaims vigorously. The final outcome of this case, however, cannot be determined at this time. If the Court were to reject the Freedom LPs defenses and counterclaims, then it is possible that the Apartment Complex might be foreclosed upon and the Partnership might lose its title to and interests in the Apartment Complex. In the event of a foreclosure, Washington would be subject to the recapture of a portion of its housing tax credits ("Tax Credits") based on its 15-year compliance period ("Compliance Period"). However, Washington's Compliance Period expires December 31, 2005.

In addition, due to BUFNY's breach of fiduciary duties and breaches of the Washington Partnership Agreement, the Special Limited Partner exercised its rights under the Washington Partnership Agreement to remove BUFNY as Washington's general partner and to substitute itself as the new replacement general partner, effective April 26, 2004.

Other
-----

The Partnership has identified three properties located in the areas affected by Hurricane Katrina in September of 2005 that sustained major damage. All three of the properties are close to the end of their tax credit compliance periods and have third-party debt. The Partnership is determining their level of insurance coverage. Currently the Partnership does not expect that there will be financial exposure related to these properties.

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "intends," "plans," "would," "may" or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005. For these statements, the Partnership claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

The Partnership's capital has been invested in 42 Local Partnerships. As of September 30, 2005, the limited partnership interest in one Local Partnership was sold. For a discussion of this sale of the Local Partnership, see Note 3 to the financial statements.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal, are available to meet the obligations of the Partnership. During the six months ended September 30, 2005 and 2004, distributions from operations of the Local Partnerships amounted to approximately $23,000 and $27,000, respectively. Additionally, during the six months ended September 30, 2005 and 2004, the Partnership received approximately $200,000 and $0 of proceeds from the sale of an investment.

For the six months ended September 30, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $171,000. This increase is attributable to net cash provided by operating activities ($1,009,000) which exceeded acquisition of property and equipment ($105,000), repayments of mortgage notes ($629,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($103,000). Included in adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately ($2,501,000), loss on sale of properties ($39,000) and loss on impairment of fixed assets ($555,000).

Total expenses for the three and six months ended September 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $2,511,616 and $4,871,121 and $2,235,034 and $4,523,628, respectively. As of September 30, 2005 and March 31, 2005, accounts payable and other liabilities totaled $3,403,767 and $2,455,386, which are comprised of the following amounts:

                                              September 30,    March 31,
                                                  2005           2005
                                               ----------     ----------
Accounts payable                               $1,059,823     $  234,182
Accrued interest payable                        1,615,718      1,484,260
Security deposits payable                         728,226        736,944
                                               ----------     ----------
Total accounts payable and other liabilities   $3,403,767     $2,455,386
                                               ==========     ==========

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

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 47% and 60% of the total accounts payable and other liabilities amount at September 30, 2005 and March 31, 2005, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

A  working  capital  reserve  of  approximately  $82,000,   exclusive  of  Local
Partnerships' working capital, remained unused at September 30, 2005.

Long-Term
---------

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $7,222,000 and $6,884,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

Discontinued Operations
-----------------------

During the first quarter of fiscal year ended March 31, 2006, the Partnership approved a plan to dispose of Parkside and at that time classified it as an asset held for sale. The disposal meets the criteria established for recognition as a discontinued operation under SFAS 144. SFAS 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. Parkside is reflected as discontinued operations in our condensed consolidated statements of operations. On June 20, 2005, the Partnership sold its Limited Partnership Interest in Parkside (see Note 3).

Critical Accounting Policies
----------------------------

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership accounting policies included in Note 2 to the consolidated financial statements in the annual report on Form 10-K for the year ended March 31, 2005.

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

During the six months ended September 30, 2005, the Partnership has recorded $555,000 as a loss on impairment of assets or reduction to estimated fair value. Through September 30, 2005, the Partnership has recorded approximately $555,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. As of September 30, 2005 and March 31, 2005, the Partnership has no property and equipment recorded as held for sale.

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

Results of Operations
---------------------

Three and six months ended September 30, 2005 as compared to the same periods in
--------------------------------------------------------------------------------
2004
----

The results of operations continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 2% and 1% for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to slight decreases in occupancy at four Local Partnerships and reduction of rental rates due to an ongoing vacancy problem at one Local Partnership, partially offset by an increase in rental rates at the other Local Partnerships.

Total expenses, excluding general and administrative and repairs and maintenance, remained fairly consistent with a slight increase of approximately 1% for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004.

General and administrative expenses increased by approximately $74,000 and $86,000 for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in bad debt expense at one Local Partnership and higher legal costs incurred at the Partnership level relating to the sale of properties as well as the Washington Brooklyn litigation.

Repairs and maintenance expenses increased by approximately $142,000 and $117,000 for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to roof repairs due to damages from hurricane Ivan in 2004 at one Local Partnership.

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

Item 4. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom G.P. Inc., the general partners of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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


Date: November 4, 2005
      ----------------

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


Date: November 4, 2005
      ----------------

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


Date: November 4, 2005
      ----------------

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


Date: November 4, 2005
      ----------------

                                           By:  /s/ Glenn F. Hopps
                                                ------------------
                                                Glenn F. Hopps,
                                                Treasurer (Principal Accounting
                                                Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005 of the Partnership;

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



         Date: November 4, 2005
               ----------------

                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes,
                                                Principal Executive Officer and
                                                Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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


By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes,
    Principal Executive Officer and Principal Financial Officer
    November 4, 2005