Form 10-Q
period 2005-12-31
FREEDOM TAX CREDIT PLUS LP
filed 2006-02-06
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2005


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]  Non-accelerated filer [X]


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  December 31,     March 31,
                                                                      2005            2005
                                                                  ------------    ------------
                                                                  (Unaudited)      (Audited)
ASSETS

   Property and equipment - (at cost, net of accumulated
     depreciation of $69,729,354 and $68,560,673, respectively)   $ 70,477,153    $ 76,216,658
   Cash and cash equivalents                                         2,328,895       2,150,450
   Cash held in escrow                                               5,749,234       5,549,963
   Deferred costs (net of accumulated amortization of
     $2,225,178 and $2,098,661, respectively)                          601,247         727,764
   Other assets                                                      1,733,930       1,329,483
                                                                  ------------    ------------

Total Assets                                                      $ 80,890,459    $ 85,974,318
                                                                  ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Mortgage notes payable                                         $ 62,722,625    $ 65,119,347
   Accounts payable and other liabilities                            3,689,523       2,455,386
   Due to local general partners and affiliates                      3,572,646       3,628,588
   Due to general partners and affiliates (Note 2)                   9,501,902       8,853,092
                                                                  ------------    ------------

Total Liabilities                                                   79,486,696      80,056,413
                                                                  ------------    ------------

Minority interests                                                   7,237,577       8,040,807
                                                                  ------------    ------------

Commitments and contingencies (Note 6)

Partners' Deficit:
   Limited partners (72,896 Beneficial Assignment
     Certificates ("BACs") issued and outstanding)                  (5,094,830)     (1,421,027)
   General partners                                                   (738,984)       (701,875)
                                                                  ------------    ------------

Total Partners' Deficit                                             (5,833,814)     (2,122,902)
                                                                  ------------    ------------

Total Liabilities and Partners' Deficit                           $ 80,890,459    $ 85,974,318
                                                                  ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                              December 31,                    December 31,
                                                      ----------------------------    ----------------------------
                                                         2005            2004*            2005            2004*
                                                      ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                         $  3,660,438    $  3,589,055    $ 10,903,314    $ 10,922,320
Other                                                      356,300         376,402       1,099,835       1,105,192
                                                      ------------    ------------    ------------    ------------
                                                         4,016,738       3,965,457      12,003,149      12,027,512
                                                      ------------    ------------    ------------    ------------

Expenses
General and administrative                                 817,494         767,777       2,214,852       2,057,451
General and administrative-related parties (Note 2)        497,464         454,610       1,470,579       1,369,982
Repairs and maintenance                                    704,182         650,173       2,395,567       2,225,007
Operating and other                                        323,461         307,167       1,188,698       1,096,043
Real estate taxes                                          255,087         232,403         769,177         702,194
Insurance                                                  156,917         184,320         559,968         584,773
Interest                                                 1,069,415       1,082,059       3,145,336       3,225,957
Depreciation and amortization                            1,192,375       1,196,799       3,616,572       3,622,939
                                                      ------------    ------------    ------------    ------------

Total expenses from operations                           5,016,395       4,875,308      15,360,749      14,884,346
                                                      ------------    ------------    ------------    ------------

Loss from continuing operations before minority
  interest and discontinued operations                    (999,657)       (909,851)     (3,357,600)     (2,856,834)

Minority interest in loss of subsidiaries from
  continuing operations                                      8,336           8,823          31,676          26,502
                                                      ------------    ------------    ------------    ------------

Loss from continuing operations                           (991,321)       (901,028)     (3,325,924)     (2,830,332)

Discontinued Operations:
Net loss from discontinued operations (including
  minority interest) (Note 4)                                    0         (19,743)       (384,988)        (77,415)
                                                      ------------    ------------    ------------    ------------
Net loss                                              $   (991,321)   $   (920,771)   $ (3,710,912)   $ (2,907,747)
                                                      ============    ============    ============    ============

Net loss from continuing operations - limited
  partners                                            $   (981,408)   $   (892,017)   $ (3,292,665)   $ (2,802,029)
Net loss from discontinued operations (including
  minority interest) - limited partners                          0         (19,546)       (381,138)        (76,641)
                                                      ------------    ------------    ------------    ------------
Net loss - limited partners                           $   (981,408)   $   (911,563)   $ (3,673,803)   $ (2,878,670)
                                                      ============    ============    ============    ============

Number of BACs outstanding                                  72,896          72,896          72,896          72,896
                                                      ============    ============    ============    ============

Net loss from continuing operations per BAC           $     (13.46)   $     (12.24)   $     (45.17)   $     (38.44)
Net loss from discontinued operations per BAC                    0            (.27)          (5.23)          (1.05)
                                                      ------------    ------------    ------------    ------------

Net loss per BAC                                      $     (13.46)   $     (12.51)   $     (50.40)   $     (39.49)
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                              IN PARTNERS' DEFICIT
                                   (Unaudited)

                                                         Limited        General
                                           Total         Partners       Partners
                                        -----------    -----------    -----------
Partners' deficit - April 1, 2005       $(2,122,902)   $(1,421,027)   $  (701,875)

Net loss                                 (3,710,912)    (3,673,803)       (37,109)
                                        -----------    -----------    -----------

Partners' deficit - December 31, 2005   $(5,833,814)   $(5,094,830)   $  (738,984)
                                        ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                         December 31,
                                                                                  --------------------------
                                                                                     2005            2004
                                                                                  -----------    -----------
Cash flows from operating activities:

Net loss                                                                          $(3,710,912)   $(2,907,747)

Adjustments to reconcile net loss to net cash provided by operating activities:

   Loss on sale of limited partnership interest                                        39,253              0
   Loss on impairment of fixed assets                                                 555,000              0
   Depreciation and amortization                                                    3,693,179      3,744,596
   Minority interest in loss of subsidiaries                                         (254,971)       (28,069)
   Increase in cash held in escrow                                                   (600,775)      (571,874)
   Increase in other assets                                                          (439,019)      (296,433)
   Increase in accounts payable and other liabilities                               1,416,162        571,616
   Increase in due to general partners and affiliates                                 687,660        751,534
   Increase in due to local general partners and affiliates                           167,901         64,046
   Decrease in due to local general partners and affiliates                          (136,808)      (135,767)
                                                                                  -----------    -----------

Net cash provided by operating activities                                           1,416,670      1,191,902
                                                                                  -----------    -----------

Cash flows from investing activities:

   Acquisition of property and equipment                                             (197,496)      (310,412)
                                                                                  -----------    -----------

Net cash used in investing activities                                                (197,496)      (310,412)
                                                                                  -----------    -----------

Cash flows from financing activities:

   Repayments of mortgage notes                                                      (935,717)      (841,240)
   Decrease in capitalization of consolidated subsidiaries attributable
     to minority interest                                                            (105,012)      (105,624)
                                                                                  -----------    -----------

Net cash used in financing activities                                              (1,040,729)      (946,864)
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  178,445        (65,374)

Cash and cash equivalents at beginning of period                                    2,150,450      2,492,636
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $ 2,328,895    $ 2,427,262
                                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                                              $ 2,920,101    $ 3,063,958
                                                                                  ===========    ===========

See Note 4 for cash flows from discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and 42 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of Related Freedom Associates L.P., a Delaware limited partnership and Freedom GP Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnership (each a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of December 31, 2005, the Partnership has sold its Limited Partnership Interest in one Local Partnership (see Note 3). Subsequently, on January 4, 2006 and January 18, 2006, the Partnership sold its limited partnership interest in three Local Partnerships (see Note 7).

The Partnership's fiscal quarter ends on December 31. All subsidiaries have fiscal quarters ending September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $8,000, $9,000, $255,000 and $28,000 for the three and nine months ended December 31, 2005 and 2004, respectively. These amounts include approximately $0, $1,000, $223,000 and $2,000, respectively, which are related to discontinued operations. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2005, its results of operations for the three and nine months ended December 31, 2005 and 2004 and its cash flows for the nine months ended December 31, 2005 and 2004. However, the operating results and cash flows for the nine months ended December 31, 2005 may not be indicative of the results for the entire year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.


Note 2 - Related Party Transactions

The costs incurred to related parties from operations for the three and nine months ended December 31, 2005 and 2004 were as follows:

                                                                    Three Months Ended         Nine Months Ended
                                                                        December 31,              December 31,
                                                                  -----------------------   -----------------------
                                                                     2005         2004*        2005         2004*
                                                                  ----------   ----------   ----------   ----------
Partnership management fees (a)                                   $  169,000   $  169,000   $  507,000   $  507,000
Expense reimbursement (b)                                            102,325       58,829      285,181      168,609
Local administrative fee (c)                                          11,800       12,375       36,500       38,125
                                                                  ----------   ----------   ----------   ----------

Total general and administrative-General Partners                    283,125      240,204      828,681      713,734
                                                                  ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)                      214,339      214,406      641,898      656,248
                                                                  ----------   ----------   ----------   ----------
Total general and administrative-related parties                  $  497,464   $  454,610   $1,470,579   $1,369,982
                                                                  ==========   ==========   ==========   ==========

* Reclassified for comparative purposes

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2005 and 2004 were as follows:

                                                                    Three Months Ended         Nine Months Ended
                                                                        December 31,              December 31,
                                                                  -----------------------   -----------------------
                                                                     2005         2004         2005         2004
                                                                  ----------   ----------   ----------   ----------
 Local administrative fee (c)                                     $        0   $      625   $    1,250   $    1,875
                                                                  ----------   ----------   ----------   ----------
 Total general and administrative-General Partners                         0          625        1,250        1,875
                                                                  ----------   ----------   ----------   ----------
 Property management fees incurred to affiliates of the Local
   General Partners (d)                                                    0        4,881        7,783       14,645
                                                                  ----------   ----------   ----------   ----------

 Total general and administrative-related parties                 $        0   $    5,506   $    9,033   $   16,520
                                                                  ==========   ==========   ==========   ==========


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $7,391,000 and $6,884,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $262,716, $262,724, $782,697 and $798,855 for the three and nine months ended
December 31, 2005 and 2004, respectively. Of these fees, $214,339, $219,287, $649,681 and $670,893, which include $0, $4,881, $7,783 and $14,645, respectively, relating to discontinued operations, were incurred to affiliates of the subsidiary partnerships' general partners for the three and nine months ended December 31, 2005 and 2004, respectively.


Note 3 - Sale of Limited Partnership Interest

The Partnership is currently in the process of disposing of certain of its investments. As of December 31, 2005, the Partnership has disposed of one of its 42 original investments. Subsequently, on January 4 and 18, 2006, the Partnership sold its limited partnership interest in three Local Partnerships (see Note 7).

On June 20, 2005, the Partnership's limited partnership interest in Parkside Townhomes ("Parkside") was sold to the Local General Partner for a purchase price of $650,000 resulting in a Local General Partner net distribution of approximately $7,000 and a net loss to the Partnership of approximately $39,000. The purchase price consisted of $200,000 paid in cash at closing and $450,000 pursuant to a promissory note payable to the Partnership. During the quarter ended June 30, 2005, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Asset" ("SFAS 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $555,000. The sale resulted in the liquidation of Parkside. As of the sale date, Parkside had property and equipment, recorded at a fair value, of approximately $4,162,000, accumulated depreciation of approximately $2,386,000 and mortgage debt of approximately $1,461,000.


Note 4 - Discontinued Operations

The disposal of Parkside meets the criteria established for recognition as a discontinued operation under SFAS 144. SFAS 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. Parkside is reflected as discontinued operations in our condensed consolidated statements of operations. The following table summarizes the results of operations at Parkside for the three and nine months ended December 31, 2005 and 2004.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


Condensed Consolidated Statements of Discontinued Operations:

                                                                Three Months Ended       Nine Months Ended
                                                                   December 31,             December 31,
                                                              ---------------------    ----------------------
                                                                 2005        2004         2005         2004
                                                              ---------   ---------    ---------    ---------
Revenues

Rental income                                                 $       0   $  97,827    $ 189,139    $ 293,443
Other                                                                 0         263       11,124        1,011
Loss on sale of limited partnership interest                          0           0      (39,253)           0
                                                              ---------   ---------    ---------    ---------
Total revenue                                                         0      98,090      161,010      294,454
                                                              ---------   ---------    ---------    ---------

Expenses

General and administrative                                            0       8,566       34,450       51,327
General and administrative-related parties (Note 2)                   0       5,506        9,033       16,520
Repairs and maintenance                                               0      23,696       18,479       66,253
Operating and other                                                   0       9,372       33,334       30,162
Real estate taxes                                                     0      12,891       19,072       38,974
Insurance                                                             0       1,928        5,960        5,771
Interest                                                              0      15,554       17,358       42,772
Depreciation and amortization                                         0      40,719       76,607      121,657
Loss on impairment of fixed assets                                    0           0      555,000            0
                                                              ---------   ---------    ---------    ---------

Total expenses                                                        0     118,232      769,293      373,436
                                                              ---------   ---------    ---------    ---------

Loss before minority interest                                         0     (20,142)    (608,283)     (78,982)
Minority interest in loss of subsidiaries from discontinued
  operations                                                          0         399      223,295        1,567
                                                              ---------   ---------    ---------    ---------
Net loss from discontinued operations                         $       0   $ (19,743)   $(384,988)   $ (77,415)
                                                              =========   =========    =========    =========

Net loss - limited partners from discontinued operations      $       0   $ (19,546)   $(381,138)   $ (76,641)
                                                              =========   =========    =========    =========

Number of BACs outstanding                                       72,896      72,896       72,896       72,896
                                                              =========   =========    =========    =========


Net loss from discontinued operations per BAC                 $       0   $    (.27)   $   (5.23)   $   (1.05)
                                                              =========   =========    =========    =========


Cash flows from Discontinued Operations:

                                                                                         Nine Months Ended
                                                                                            December 31,
                                                                                       ----------------------
                                                                                          2005         2004
                                                                                       ---------    ---------

Net cash provided by discontinued operating activities                                 $ 811,297   $ 139,011
                                                                                       ---------   ---------

Net cash provided by discontinued investing activities                                 $  25,184   $       0
                                                                                       ---------   ---------

Net cash provided by (used in) discontinued financing activities                       $ 392,481   $ (38,466)
                                                                                       ---------   ---------

Note 5 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154
requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 has not had a material impact on the Partnership's consolidated results of operations.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the Partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. The adoption of EITF No. 04-5 has not had a material effect on the consolidated results of operations.


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

On or about September 21, 2004, the Freedom LPs, on behalf of themselves and the Partnership, served an answer, counterclaims and crossclaims in defending against the action. The answer denied the material allegations of the complaint and asserted certain affirmative defenses, counterclaims and crossclaims. Among other things, the Freedom LPs, on behalf of themselves and the Partnership, added The Levites Organization, one of the two co-holders of the $225,000 mortgage for which the plaintiffs' complaint did not seek foreclosure, as an additional counterclaim defendant, and the Freedom LPs asserted that both the $100,000 and $225,000 mortgages are invalid and void AB INITIO.

After obtaining discovery from the putative mortgagees, the Partnership and the Freedom LPs on July 12, 2005 made a motion for summary judgment dismissing the complaint and declaring the mortgages invalid and void ab initio. The putative mortgagees cross-moved for summary judgment declaring the mortgages valid and enforceable. Subsequently, by decision dated January 3, 2006, the Court denied both motions, finding that questions of fact exist for trial as to the reasonableness of the putative mortgagees' reliance on BUFNY.

The parties are currently engaged in settlement negotiations. If a settlement cannot be reached, the Freedom LPs intend to appeal the January 3, 2006 decision and to defend the action and prosecute their counterclaims and crossclaims vigorously. The final outcome of this case, however, cannot be determined at this time. If the Court were to reject the Freedom LPs defenses and counterclaims, then it is possible that the Apartment Complex might be foreclosed upon and the Partnership might lose its title to and interests in the Apartment Complex. In the event of a foreclosure, Washington would be subject to the recapture of a portion of its housing tax credits ("Tax Credits") based on its 15-year compliance period ("Compliance Period"). However, Washington's Compliance Period expired on December 31, 2005, and therefore, Washington can not be subject to tax credit recapture.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.


Note 7 - Subsequent Events

On January 4, 2006, the Partnership's limited partnership interest in The Oaks Village Limited Partnership ("Oaks Village") was sold to the Local General Partner for a purchase price of $75,000, resulting in a Local General Partner contribution of approximately $417,000, which will be recognized in the Partnership's Form 10-Q dated June 30, 2006. The sale will result in the liquidation of Oaks Village. As of September 30, 2005, Oaks Village had property and equipment, at cost, of approximately $2,024,000, accumulated depreciation of approximately $1,065,000 and mortgage debt of approximately $1,442,000.

On January 4, 2006, the Partnership's limited partnership interest in Greenfield Village Limited Partnership ("Greenfield Village") was sold to the Local General Partner for a purchase price of $75,000, resulting in a Local General Partner contribution of approximately $476,000, which will be recognized in the Partnership's Form 10-Q dated June 30, 2006. The sale will result in the liquidation of Greenfield Village. As of September 30, 2005, Greenfield Village had property and equipment, at cost, of approximately $2,010,000, accumulated depreciation of approximately $1,041,000 and mortgage debt of approximately $1,449,000.

On January 18, 2006, the Partnership's limited partnership interest in Nelson Anderson Affordable Housing Limited Partnership ("Nelson Anderson") was sold to the Local General Partner for a purchase price of $490,000, resulting in a Local General Partner distribution of approximately $198,000, which will be recognized in the Partnership's Form 10-Q dated June 30, 2006. The sale will result in the liquidation of Nelson Anderson. As of September 30, 2005, Nelson Anderson had property and equipment, at cost, of approximately $6,727,000, accumulated depreciation of approximately $3,346,000 and mortgage debt of approximately $3,187,000.

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

The Partnership's capital has been invested in 42 Local Partnerships. As of December 31, 2005, the limited partnership interest in one Local Partnership was sold. For a discussion of this sale of the Local Partnership, see Note 3 to the financial statements. Subsequently, on January 4 and January 18, 2006, the Partnership sold its limited partnership interest in three Local Partnerships (see Note 7).

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal, are available to meet the obligations of the Partnership. During the nine months ended December 31, 2005 and 2004, distributions from operations of the Local Partnerships amounted to approximately $24,000 and $93,000, respectively. Additionally, during the nine months ended December 31, 2005 and 2004, the Partnership received approximately $200,000 and $0, respectively, of proceeds from the sale of an investment.

For the nine months ended December 31, 2005, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $178,000. This increase is attributable to net cash provided by operating activities ($1,417,000) which exceeded acquisition of property and equipment ($197,000), repayments of mortgage notes ($936,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($105,000). Included in adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately ($3,693,000), loss on sale of property ($39,000) and loss on impairment of fixed assets ($555,000).

Total expenses for the three and nine months ended December 31, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $2,257,141 and $2,141,840 and $7,128,262 and $6,665,468, respectively. As of December 31, 2005 and March 31, 2005, accounts payable and other liabilities totaled $3,689,523 and $2,455,386, which are comprised of the following amounts:

                                               December 31,  March 31,
                                                  2005         2005
                                               ----------   ----------
Accounts payable                               $1,224,333   $  234,182
Accrued interest payable                        1,726,853    1,484,260
Security deposits payable                         738,337      736,944
                                               ----------   ----------
Total accounts payable and other liabilities   $3,689,523   $2,455,386
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

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 47% and 60% of the total accounts payable and other liabilities amount at December 31, 2005 and March 31, 2005, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

A  working  capital  reserve  of  approximately   $5,000,   exclusive  of  Local
Partnerships' working capital, remained unused at December 31, 2005.

Long-Term
---------

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $7,391,000 and $6,884,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively. Without the

General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

During the nine months ended December 31, 2005, the Partnership has recorded $555,000 as a loss on impairment of assets or reduction to estimated fair value. Through December 31, 2005, the Partnership has recorded approximately $4,220,000 as a loss on impairment of assets.

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

Results of Operations
---------------------

Three and nine months ended December 31, 2005 as compared to the same periods in
--------------------------------------------------------------------------------
2004
----

The results of operations continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.

Rental income increased approximately 2% and decreased less than 1% for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004. The increase for the three months was primarily due to an increase in rental rates at the Local Partnerships. The decrease for the nine months was primarily due to a decrease in occupancy at one Local Partnership due to fire damage and a reduction of rental rates due to an ongoing vacancy problem at a second Local Partnership, partially offset by increases in rental rates at the other Local Partnerships.

Total expenses, excluding insurance, remained fairly consistent with an increase of approximately 4% for both the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004.

Insurance expenses decreased by approximately $27,000 and $25,000 for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to an overaccrual in the second quarter of 2005 at one Local Partnership and overaccruals in 2004 at two other Local Partnerships.

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


Item 1.  Legal Proceedings - See Item I. Financial Statements - Note 6

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         Boesky Resignation
         ------------------
         On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of Related Freedom Associates Inc., the general partner of Related Freedom
         Associates L.P. (the "Related General Partner"). Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of the general partner of the Related General Partner and Executive Vice President of Freedom GP Inc. (the "Freedom General Partner"). Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition.

         Transfer Procedures
         -------------------
         The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or limited partnership interests. Such requests may occur in connection with tender offers for the Partnership's units. Such requests implicate the Partnership's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership's advantageous tax status.

         In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service ("IRS") regulations to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation. The 5% safe harbor, however, expired and is no longer available as of December 31, 2005. Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation.

         A brief summary of certain of the Partnership's key policies, practices and requirements with respect to transfers and tender offers is as follows:

               o    No  transfer  (whether  for   substitution,   assignment  or
                    otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partners.

               o No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership's own transfer documentation. The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

               o The Partnership will not approve transfers that in the cumulative aggregate for any tax year exceed the IRS 2% safe harbor, unless a financially responsible person provides the Partnership and its partners with (i) an indemnity (in form and substance in all ways acceptable to the General Partners) for all liability (including, without limitation, any adverse tax consequences) arising from or relating to exceeding the 2% safe harbor and (ii) a legal opinion (in form and substance in all ways acceptable to the General Partners) that there will be no adverse tax consequences to the Partnership and its partners from exceeding the 2% safe harbor.

               o It order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partners, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

               o The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

         The foregoing is solely a summary of the Partnership's policies, requirements and practices with respect to transfers and tender offers. More complete information, including a copy of the Partnership's transfer documentation package, may be obtained from the Partnership.

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


Date: February 6, 2006
      ----------------

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


Date: February 6, 2006
      ----------------

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


Date: February 6, 2006
      ----------------

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


Date: February 6, 2006
      ----------------

                                           By:  /s/ Glenn F. Hopps
                                                ------------------
                                                Glenn F. Hopps,
                                                Treasurer (Principal Accounting
                                                Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2005 of the Partnership;

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



         Date: February 6, 2006
               ----------------


                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes,
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ended December 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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


By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes,
    Principal Executive Officer and Principal Financial Officer
    February 6, 2006