Form 10-K
period 2006-03-31
FREEDOM TAX CREDIT PLUS LP
filed 2006-06-27
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2005 was $(4,113,000) based on Limited Partner equity (deficit) as of such date.

     Registrant's voting and non-voting common equity is not publicly traded.

                       DOCUMENTS I6NCORPORATED BY REFERENCE

     None

                                     PART I


Item 1.  Business

General
-------

Freedom Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on August 28, 1989. The General Partners of the Partnership are Related Freedom Associates L.P., a Delaware limited partnership (the "Related General Partner"), and Freedom GP Inc., a Delaware corporation (the "Freedom General Partner" and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Freedom Associates Inc., a Delaware corporation. The General Partners are both affiliates of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC). On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Freedom General Partner. On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of Related Freedom Associates, Inc., the general partner of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his resignation, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of the general partner of the Related General Partner and Executive Vice President of the Freedom General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of the general partner of the Related General Partner and Executive Vice President of the Freedom General Partner.

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

The Partnership was formed to invest as a limited partner in other limited partnerships ("Local Partnerships"), each of which owns one or more leveraged low-income multi-family residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"). The Partnership's investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership. As of March 31, 2006, the Partnership has acquired interests in forty-two Local Partnerships. As of March 31, 2006, approximately $58,000,000 of the net proceeds of the Offering had been invested in such Local Partnerships, representing all of the Partnership's net proceeds available for investment.
 Subsequent to March 31, 2006 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, "Properties," below.

The Partnership is currently in the process of disposing of its investments. During the fiscal year ended March 31, 2006, the Partnership's limited partnership interest in seven Local Partnerships had been sold. Through the year ended March 31, 2006 the Partnership has disposed of seven of its forty-two original investments. In addition, the Partnership has entered into agreements for the sale of eleven Local Partnerships (see below). No assurance can be given as to whether or when these sales will actually occur. All gains and losses on sales are included in discontinued operations.

The investment objectives of the Partnership are described below.

1. Entitle qualified BACs holders to Tax Credits over the Credit Period (as defined below) with respect to each Apartment Complex.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period, provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year compliance period (the "Compliance Period"). Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

Tax Credits with respect to a given Apartment Complex are available for the Credit Period. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during the Compliance Period in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2006, the Partnership has recorded $4,220,000 as a loss on impairment of assets or reduction to estimated fair value. While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

As of December 31, 2002, all the Local Partnerships have completed their Credit Periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period began to end on December 31, 2004 and will continue through December 31, 2007 with respect to the Properties depending upon when the Credit Period commenced.

The Partnership continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

As of March 31, 2006, distributions from operations received from the Local Partnerships have been immaterial. Management expects that the distributions from operations received from the Local Partnerships will increase, although not to a level sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancings or sales.

Sale of Properties
------------------

The Partnership is currently in the process of disposing of its investments. During the fiscal year ended March 31, 2006, the Partnership's limited partnership interest in seven Local Partnerships had been sold. Through the year ended March 31, 2006 the Partnership has disposed of seven of its forty-two original investments. In addition, the Partnership has entered into agreements for the sale of eleven Local Partnerships (see below). No assurance can be given as to whether or when these sales will actually occur. All gains and losses on sales are included in discontinued operations. Subsequently, on April 20, 2006 and May 31, 2006, two Local Partnerships entered into a purchase and sale agreement to sell their property and related assets and liabilities, on June 5, 2006 and June 20, 2006, the property and related assets and liabilities of one and two Local Partnerships, respectively, were sold. See Note 14 in Item 8.

On March 31, 2006, the Partnership's limited partnership interest in Davidson Court Limited Partnership ("Davidson Court") was sold to an affiliate of the general partner of the Local Partnership (the "Local General Partner") for a purchase price of $1,100,000, resulting in a Local General Partner contribution of approximately $42,000 and a net loss to the Partnership of approximately $21,000, which will be recognized in the Partnership's Form 10-Q dated June 30, 2006. The sale resulted in the liquidation of Davidson Court. As of December 31, 2005, Davidson Court had property and equipment, at cost, of approximately $873,000 and accumulated depreciation of approximately $350,000.

On March  31,  2006,  the  Partnership's  limited  partnership  interest  in CLM
Equities Limited Partnership ("Morris Avenue") was sold to the Local General Partner and its affiliate for a purchase price of $265,000, resulting in a Local General Partner distribution of approximately $439,000 and a net loss to the Partnership of approximately $21,000, which will be recognized in the
Partnership's Form 10-Q dated June 30, 2006. The sale resulted in the liquidation of Morris Avenue. As of December 31, 2005, Morris Avenue had property and equipment, at cost, of approximately $5,332,000, accumulated depreciation of approximately $2,646,000 and mortgage debt of approximately $2,079,000.

On February 1, 2006, the Partnership's limited partnership interest in Ivanhoe Apartments Limited Partnership ("Ivanhoe") was sold to the Local General Partner for a purchase price of $150,000, resulting in a Local General Partner distribution of approximately $51,000 and a net loss to the Partnership of approximately $21,000, which will be recognized in the Partnership's Form 10-Q dated June 30, 2006. The sale resulted in the liquidation of Ivanhoe. As of December 31, 2005, Ivanhoe had property and equipment, at cost, of approximately $1,178,000, accumulated depreciation of approximately $587,000 and mortgage debt of approximately $323,000.

On January 19, 2006, the Partnership's limited partnership interest in Nelson Anderson Affordable Housing Limited Partners ("Nelson Anderson") was sold to the Local General Partner for a purchase price of $490,000, resulting in a Local General Partner distribution of approximately $177,000 and a net loss to the Partnership of approximately $21,000, which will be recognized in the
Partnership's Form 10-Q dated June 30, 2006. The sale resulted in the liquidation of Nelson Anderson. As of December 31, 2005, Nelson Anderson had property and equipment, at cost, of approximately $6,732,000, accumulated depreciation of approximately $3,411,000 and mortgage debt of approximately $3,163,000.

On January 1, 2006, the Partnership's limited partnership interest in The Oaks Village Limited Partnership ("Oaks Village") was sold to the Local General Partner for a purchase price of $75,000, resulting in a Local General Partner contribution of approximately $407,000 and a net loss to the Partnership of approximately $21,000. The sale resulted in the liquidation of Oaks Village. As of the sale date, Oaks Village had property and equipment, at cost, of approximately $2,024,000, accumulated depreciation of approximately $1,083,000 and mortgage debt of approximately $1,440,000.

On January 1, 2006, the Partnership's limited partnership interest in Greenfield Village Limited Partners ("Greenfield Village") was sold to the Local General Partner for a purchase price of $75,000, resulting in a Local General Partner contribution of approximately $461,000 and net loss to the Partnership of approximately $21,000. The sale resulted in the liquidation of Greenfield Village. As of the sale date, Greenfield Village had property and equipment, at cost, of approximately $2,010,000, accumulated depreciation of approximately $1,059,000 and mortgage debt of approximately $1,448,000.

On June 20, 2005, the Partnership's limited partnership interest in Parkside Townhomes Associates ("Parkside") was sold to the Local General Partner for a purchase price of $650,000 resulting in a Local General Partner net distribution of approximately $32,000 and a net loss to the Partnership of approximately $39,000. The purchase price consisted of approximately $161,000 paid in cash at closing and $450,000 pursuant to a promissory note payable to the Partnership. During the quarter ended June 30, 2005, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $555,000. The sale resulted in the liquidation of Parkside. As of the sale date, Parkside had property and equipment, recorded at a fair value, of approximately $4,162,000, accumulated depreciation of approximately $2,386,000 and mortgage debt of approximately $1,461,000.

Assets Held for Sale
--------------------

On March 22, 2006, Eagle Ridge Limited Partnership ("Eagle Ridge") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,000,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place in the fourth calendar quarter of 2006. No assurance can be given that the sale will actually occur. Eagle Ridge is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Eagle Ridge had property and equipment, at cost, of approximately $3,100,000, accumulated depreciation of approximately $1,837,000 and mortgage debt of approximately $1,496,000.

On January 30, 2006, Lauderdale Lakes Associates, Ltd. ("Lauderdale Lakes") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $5,900,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in the first calendar quarter of 2007. No assurance can be given that the sale will actually occur. Lauderdale Lakes is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Lauderdale Lakes had property and equipment, at cost, of approximately $10,634,000, accumulated depreciation of approximately $3,584,000 and mortgage debt of approximately $4,645,000.

On January 26, 2006 Bethel Park Apartments, a Limited Partnership ("Bethel Park") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,500,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in June 2006. No assurance can be given that the sale will actually occur. Bethel Park is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Bethel Park had property and equipment, at cost, of approximately $5,099,000, accumulated depreciation of approximately $3,084,000 and mortgage debt of approximately $1,758,000. Subsequently, on June 20, 2006, the property and the related assets and liabilities of Bethel Park were sold (see Note 14 in Item 8).

On January 26, 2006, Northwood Apartments of Georgia ("Northwood") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $6,050,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in June 2006. No assurance can be given that the sale will actually occur. Northwood is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Northwood had property and equipment, at cost, of approximately $7,398,000, accumulated depreciation of approximately $4,116,000 and mortgage debt of approximately $2,545,000. Subsequently, on June 5, 2006, the property and the related assets and liabilities of Northwood were sold (see Note 14 in Item 8).

On January 26, 2006, Hunters Chase Apartments ("Hunters Chase") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,730,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in June 2006. No assurance can be given that the sale will actually occur. Hunters Chase is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Hunters Chase had property and equipment, at cost, of approximately $3,913,000, accumulated depreciation of approximately $2,618,000 and mortgage debt of approximately $2,296,000.

On January 26, 2006, Bennion Park Apartments ("Mulberry") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $4,900,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. Mulberry is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Mulberry had property and equipment, at cost, of approximately $5,954,000, accumulated depreciation of approximately $3,417,000 and mortgage debt of approximately $1,994,000.

On January 26, 2006, Oxford Trace Apartments ("Oxford Trace") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $725,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. Oxford Trace is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Oxford Trace had property and equipment, at cost, of approximately $1,099,000, accumulated depreciation of approximately $833,000 and mortgage debt of approximately $658,000.

On January 26, 2006, Tivoli Place Apartments ("Tivoli Place") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $3,050,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. Tivoli Place is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Tivoli Place had property and equipment, at cost, of approximately $4,566,000, accumulated depreciation of approximately $2,590,000 and mortgage debt of approximately $1,409,000.

On January 26, 2006, Twin Trees Apartments ("Twin Trees") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,300,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. Twin Trees is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005,

Twin Trees had property and equipment, at cost, of approximately $2,925,000, accumulated depreciation of approximately $1,657,000 and mortgage debt of approximately $1,047,000.

On January 26, 2006, Wilshire Apartments ("Wilshire") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $1,700,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in June 2006. No assurance can be given that the sale will actually occur. Wilshire is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Wilshire had property and equipment, at cost, of approximately $2,914,000, accumulated depreciation of approximately $1,846,000 and mortgage debt of approximately $1,574,000.

On January 26, 2006, Zebulon Park Apartments ("Zebulon") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,000,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in June 2006. No assurance can be given that the sale will actually occur. Zebulon is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Zebulon had property and equipment, at cost, of approximately $4,193,000, accumulated depreciation of approximately $2,460,000 and mortgage debt of approximately $1,478,000. Subsequently, on June 20, 2006, the property and the related assets and liabilities of Zebulon were sold (see Note 14 in Item 8).

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential property. Financial information about this segment is set forth in
Item 8 hereto.

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

Item 1A.  Risk Factors

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 23% of the Properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example the possibility that Congress may not appropriate funds to enable U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties

The Partnership holds a 99%, 98.99% and 98% limited partnership interest in six, ten and nineteen Local Partnerships, respectively. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15 (a) 2; Schedule III.

                           Local Partnership Schedule
                           --------------------------

                                                                       % of Units Occupied at May 1,
      Name of Location                                ---------------------------------------------------------------
      (Number of Units)             Date Acquired         2006         2005         2004        2003         2002
---------------------------------  ---------------    ------------  ----------  ----------  -----------   -----------
Parkside Townhomes
York, PA (53)                      September 1990          (b)          92%         98%          89%          87%

Twin Trees
Layton, UT (43)                      October 1990          98%          93%         95%          95%          98%

Bennion (Mulberry)
Taylorsville, UT (80)                October 1990          95%          95%         93%          88%          96%

Hunters Chase
Madison, AL (91)                     October 1990          90%          80%         80%          95%          93%

Wilshire Park
Huntsville, AL (65)                  October 1990          95%          85%         91%          88%          94%

Bethel Park
Bethel, OH (84)                      October 1990          94%          83%         96%          89%          80%

Zebulon Park
Owensville, OH (66)                  October 1990          84%          86%         94%          94%          95%

Tivoli Place
Murphreesboro, TN (61)               October 1990          90%          95%         90%          92%          89%

Northwood (Hartwood)
Jacksonville, FL (110)               October 1990          91%          93%         97%          92%         100%

Oxford Trace
Aiken, SC (29)                       October 1990          93%          90%         96%          97%          79%

Ivanhoe Apts.
Salt Lake City, UT (19)              January 1991          (b)          95%        100%          79%          95%

Washington Brooklyn
Brooklyn, NY (24)                    January 1991         100%         100%        100%         100%         100%

Manhattan B (C.H. Development)
New York, NY (35)                    January 1991         100%         100%         97%         100%         100%

Davidson Court
Staten Island, NY (38)                 March 1991          (b)         100%         97%         100%         100%

Magnolia Mews
Philadelphia, PA (63)                  March 1991          95%          97%         95%          98%         100%

Oaks Village
Whiteville, NC (40)                    March 1991          (b)         100%        100%          98%         100%

Greenfield Village
Dunn, NC (40)                          March 1991          (b)          98%         98%          98%         100%

Morris Avenue (CLM Equities)
Bronx, NY (58)                         April 1991          (b)         100%        100%         100%         100%

Victoria Manor
Riverside, CA (112)                    April 1991          99%          98%        100%         100%         100%

Ogontz Hall
Philadelphia, PA (35)                  April 1991          96%          97%         90%         100%          65%(a)

                           Local Partnership Schedule
                           --------------------------

                                                                       % of Units Occupied at May 1,
      Name of Location                                ---------------------------------------------------------------
      (Number of Units)             Date Acquired         2006         2005         2004        2003         2002
---------------------------------  ---------------    ------------  ----------  ----------  -----------   -----------
Eagle Ridge
Stoughton, WI (54)                       May 1991          83%          83%         87%          89%          93%

Nelson Anderson
Bronx, NY (81)                          June 1991          (b)          93%         98%          98%          96%

Abraham Lincoln Apts.
Irondequoit, NY (69)               September 1991          93%          88%         86%          83%          94%

Wilson Stree
(Middletown)t Apts.
Middletown, PA (44)                September 1991          93%          89%         98%          98%          95%

Lauderdale Lakes
Lauderdale Lakes, FL (172)           October 1991          99%         100%         99%          97%          96%

Flipper Temple
Atlanta, GA (163)                    October 1991          99%         100%        100%          97%         100%

220 Cooper Street
Camden, NJ (29)                     December 1991          93%          90%        100%         100%          93%

Pecan Creek
Tulsa, OK (47)                      December 1991          92%          85%         96%          92%          94%

Vendome
Brooklyn, NY (24)                   December 1991         100%         100%        100%         100%         100%

Rainer Villas
New Augusta, MS (20)                December 1991          75%          90%        100%          85%         100%

Pine Shadow Apts.
Waveland, MS (48)                   December 1991           0%         100%        100%          98%         100%

Windsor Place
Wedowee, AL (24)                    December 1991         100%         100%        100%         100%         100%

Brookwood Apts.
Foley, AL (38)                      December 1991          92%          95%         84%          95%          98%

Heflin Hills Apts.
Heflin, AL (24)                     December 1991         100%         100%        100%         100%         100%

Shadowood Apts.
Stevenson, AL (24)                  December 1991         100%          96%        100%         100%         100%

Brittany Apts.
DeKalb, MS (25)                     December 1991         100%          96%        100%         100%         100%

Hidden Valley Apts.
Brewton, AL (40)                    December 1991         100%         100%        100%         100%          99%

Westbrook Square
Carthage, MS (32)                   December 1991          78%          94%         97%          97%          88%

Royal Pines Apts.(Warsaw Elderly)
Warsaw, KY (36)                     December 1991         100%          97%        100%         100%         100%

West Hill Square
Gordo, AL (24)                      December 1991         100%          96%        100%         100%         100%

Elmwood Manor
Picayune, MS (24)                   December 1991          96%         100%        100%         100%         100%

Harmony Gate Apts.
Los Angeles, CA (70)                 January 1992         100%          93%         97%          99%          97%

(a)  Property undergoing renovations
(b) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2006 (see Note 9 in Item 8)

None of the Local Partnerships' assets or revenue balances are greater than 10% of the Partnership's total assets or revenue balances.

All leases are generally for periods not greater than one to two years and no tenant occupies more than 10% of the total rentable square footage in any single Apartment Complex.

Commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Local Partnerships. Rents for the residential units are determined annually by HUD and reflect increases, if any, in consumer price indices in various geographic areas.

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

The General Partners generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating
Deficit Guarantees"). Under the terms of the Operating Deficit Guarantees, amounts funded are treated as operating loans, which do not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2006, all Operating Deficit Guarantees have expired.


Item 3. Legal Proceedings

Washington Brooklyn
-------------------
In or about September 2003, two putative mortgagees commenced a mortgage foreclosure action in the Supreme Court of the State of New York, Kings County (the "Court"), entitled 150 Beach 120th Street Inc. v. Washington Brooklyn Limited Partnership, Index No. 35255/2003, seeking to foreclose on an alleged $100,000 loan and mortgage against the Apartment Complex owned by Washington Brooklyn Limited Partnership ("Washington"). Apparently, the former general partner of Washington, BUFNY Houses of Brooklyn, Inc. ("BUFNY"), allegedly granted two mortgages in the amounts of $225,000 and $100,000 secured by the Apartment Complex. Each of the foregoing mortgages was granted without the knowledge of Freedom SLP, L.P. (the "Special Limited Partner") or the Partnership (collectively the "Freedom LPs") or the consent of the Special Limited Partner, as required by Washington's Amended and Restated Agreement of Limited Partnership (the "Washington Partnership Agreement"). The Freedom LPs believe that BUFNY did not use the alleged loan proceeds for the benefit of Washington or the Apartment Complex. For these and other reasons, the Freedom LPs contend that the alleged mortgages are invalid.

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

After obtaining discovery from the putative mortgagees, the Partnership and the Freedom LPs, on July 12, 2005, made a motion for summary judgment dismissing the complaint and declaring the mortgages invalid and void ab initio. The putative mortgagees cross-moved for summary judgment declaring the mortgages valid and enforceable. Subsequently, by decision dated January 3, 2006, the Court denied both motions, finding that questions of fact exist for trial as to the reasonableness of the putative mortgagees' reliance on BUFNY.

On February 14, 2006, the Freedom LPs filed a notice of appeal from the January 3, 2006 decision. The appeal has not yet been fully briefed. The Freedom LPs intend to pursue their appeal, defend the action, and prosecute their counterclaims and crossclaims vigorously. The final outcome of this case, however, cannot be determined at this time. If the Court were to reject the Freedom LPs defenses and counterclaims, then it is possible that the Apartment Complex might be foreclosed upon and the Partnership might lose its title to and interests in the Apartment Complex. Even if Washington were foreclosed, it will not be subject to Tax Credit recapture because its Compliance Period expired on December 31, 2005.

In addition, due to BUFNY's breach of fiduciary duties and breaches of the Washington Partnership Agreement, the Special Limited Partner exercised its rights under the Washington Partnership Agreement to remove BUFNY as Washington's general partner and to substitute itself as the new replacement general partner, effective April 26, 2004.

Subsequently, on April 20, 2006, the Partnership entered into a purchase and sale agreement to sell property and the related assets and liabilities of Washington Brooklyn to an unaffiliated third party purchaser.

Item 4. Submission of Matters to a Vote of Security Holders

None


                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Security Holder Matters And Issuer Purchases of Equity Securities

As of March 31, 2006, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $72,896,000. All of the issued and outstanding Limited Partnership Interests have been issued to Freedom Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs. As of May 4, 2006, the Partnership has 4,139 registered holders of an aggregate of 72,896 BACs.

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

There are no material restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2006. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

                                                                  Year Ended March 31,
                                    --------------------------------------------------------------------------------
            OPERATIONS                   2006            2005*             2004*            2003*           2002*
---------------------------------   -------------    -------------    --------------   --------------   ------------
Revenues                            $   7,939,756    $   7,807,858    $    7,661,964   $    7,246,296   $  7,191,373

Operating expenses                    (11,221,083)     (10,401,751)      (10,143,216)      (9,691,558)    (9,675,155)
                                    -------------    -------------    --------------   --------------   ------------

Loss from operations before
 minority
 interest                              (3,281,327)      (2,593,893)       (2,481,252)      (2,445,262)    (2,483,782)

Minority interest in loss of
 subsidiaries from operations              34,827           22,781            21,358           21,892         23,547
                                    -------------    -------------    --------------   --------------   ------------

Loss from operations                   (3,246,500)      (2,571,112)       (2,459,894)      (2,423,370)    (2,460,235)

Loss from discontinued operations
 (including minority interest)
 (Note 12)                               (545,544)      (1,648,526)       (1,295,070)      (1,330,377)    (1,290,935)
                                    -------------    -------------    --------------   --------------   ------------

Net loss                            $  (3,792,044)   $  (4,219,638)   $   (3,754,964)  $   (3,753,747)  $ (3,751,170)
                                    =============    =============    ==============   ==============   ============

Loss from operations per BAC        $      (44.09)   $      (34.92)   $       (33.41)  $       (32.91)  $     (33.41)

Loss from discontinued operations
 per BAC                                    (7.41)          (22.39)           (17.59)          (18.07)        (17.53)
                                    -------------    -------------    --------------   --------------   ------------

Net loss per BAC                    $      (51.50)   $      (57.31)   $       (51.00)  $       (50.98)  $     (50.94)
                                    =============    =============    ==============   ==============   ============
                                                                  Year Ended March 31,
                                    --------------------------------------------------------------------------------
        FINANCIAL POSITION               2006             2005             2004             2003           2002*
---------------------------------   -------------    -------------    --------------   --------------   ------------
Total assets                        $  79,514,396    $  85,974,318    $   89,939,866   $   93,667,833   $ 97,175,105
                                    =============    =============    ==============   ==============   ============

Mortgage notes payable (including
 assets held for sale)              $  59,865,761    $  65,119,347    $   66,285,158   $   67,366,819   $ 68,063,227
                                    =============    =============    ==============   ==============   ============

Total liabilities                   $  82,460,679    $  80,056,413    $   79,841,161   $   79,736,876   $ 79,553,880
                                    =============    =============    ==============   ==============   ============

Total partners' (deficit) capital   $  (5,914,946)   $  (2,122,902)   $    2,096,736   $    5,851,700   $  9,605,982
                                    =============    =============    ==============   ==============   ============

* Reclassified for comparative purposes.


During the years ended March 31 2002, 2003, 2004 and 2005 total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the year ended March 31, 2006, total assets decreased primarily due to the sale of Local Partnerships and depreciation and total liabilities increased primarily due to deferred revenue from the sale of Local Partnership interests being accrued in other liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

General
-------

The Partnership's capital has been invested in 42 Local Partnerships. As of March 31, 2006, the limited partnership interest in seven Local Partnerships had been sold. In addition, as of March 31, 2006, the Partnership has entered into agreements for the sales of eleven Local Partnerships (see Note 10 in Item 8). For a discussion of these sales of the Local Partnerships, see Note 9 in Item 8.

During the year ended March 31, 2006, the primary sources of liquidity included working capital, interest earned on working capital, and distributions received from the Local Partnerships. None of these sources generated substantial amounts of funds.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. During the years ended March 31, 2006, 2005 and 2004, distributions from the Local Partnerships amounted to approximately $24,000, $138,000 and $16,000, respectively. Additionally, during the years ended March 31, 2006, 2005 and 2004, the Partnership received approximately $2,379,000, $0 and $0, respectively, of proceeds from the sale of investments.

Certain fees and expense reimbursements owed to the General Partners amounting to approximately $9,051,000 and $8,138,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively. In particular, partnership management fees owed to the General Partners amounting to approximately $7,555,000 and $6,884,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively. Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $1,496,000 and $1,254,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in the position to meet its obligations. The General Partners and certain of its affiliates have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

During  the  year  ended  March  31,  2006,  cash and  cash  equivalents  of the
Partnership and its forty-two Local Partnerships increased approximately $2,522,000 due to cash provided by operating activities ($3,349,000) and proceeds from sale of investments ($2,379,000) which exceeded capital improvements ($628,000), a net decrease in due to local general partners and affiliates relating to investing and finance activities ($1,535,000), repayments of mortgage loans ($905,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($138,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($4,903,000), loss on sale of investments ($81,000) and loss on impairment of fixed assets ($555,000).

Total expenses for the years ended March 31, 2006, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $5,480,822, $4,660,101 and $4,484,984. Accounts payable and other liabilities totaled $5,291,827 and $2,455,386, which is comprised of the following amounts:

                                                           March 31,
                                                 ------------------------------
                                                     2006              2005
                                                 ------------      ------------
                                                 $  1,888,040      $          0
Deferred revenue from sale of properties
Accounts payable                                    1,488,252           234,182
Accrued interest payable                            1,555,015         1,484,260
Security deposits payable                             360,520           736,944
                                                 ------------      ------------
Total accounts payable and other liabilities     $  5,291,827      $  2,455,386
                                                 ============      ============


Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. Included in accounts payable and other liabilities as of March 31, 2006 and 2005 are $1,888,040 and $0 of deferred revenue from sales, respectively.

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 46% and 60% of the total accounts payable and other liabilities amount, excluding deferred revenue from sales, at March 31, 2006 and 2005, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the consolidated financial statements.

Working capital of approximately $2,282,000, exclusive of Local Partnerships' working capital, remains as of March 31, 2006. It is used to pay operating expenses of the Partnership, including Partnership management fees payable to the General Partners and advances to Local Partnerships if warranted.

Long -Term
----------

Effective January 1, 1999 the State of California requires owners of a property benefiting from the Federal Housing Administration ("FHA") insured mortgages under Section 236 or 221(a)(3) to provide a nine month notice of contract termination or prepayment of the FHA insured loan. In addition, with respect to the Partnership's California investments, the owner must offer the Properties for sale to those entities who agree to maintain the Property as affordable housing.

On October 20, 1999 President Clinton signed the Fiscal Year 2000 Department of Veteran Affairs, HUD and Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000," reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market. As of March 31, 2006, none of the Local Partnerships has opted to enter the Mark-to-Market Program and therefore this has no impact on the Partnership.

For a discussion of contingencies affecting certain Local Partnerships, see Note 11 in Item 8. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the applicable Compliance Period.

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

Sale of Underlying Properties/Local Partnership Interests
---------------------------------------------------------

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 9 in Item 8.

Discontinued Operations
-----------------------

The Partnership is currently in the process of disposing of its investments. The disposals meet the criteria established for recognition as a discontinued operation under SFAS No. 144. SFAS No. 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. See Note 9 in Item 8 for a discussion of the sale of properties and Note 10 in Item 8 for a discussion of assets held for sale.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments from operations as of March 31, 2006 to make future payments under its debt agreements and other contractual obligations.

                                           Less than       1 - 3         3 -5        More than
                               Total        1 Year         Years         Years        5 Years
                            -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)  $33,397,400   $   487,836   $ 2,542,470   $ 1,097,180   $29,269,914

(a) The mortgage notes are payable in aggregate monthly installments of approximately $220,000 including principal and interest with rates varying from 0% to 13.50% per annum and have maturity dates ranging from 2007 through 2042. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.

The following table summarizes the Partnership's commitments from discontinued operations as of March 31, 2006 to make future payments under its debt agreements and other contractual obligations.

                                           Less than       1 - 3         3 -5        More than
                               Total        1 Year         Years         Years        5 Years
                            -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)  $26,468,361   $ 1,471,795   $18,728,172   $   576,592   $ 5,691,802

(a) The mortgage notes are payable in aggregate monthly installments of approximately $219,000 including principal and interest with rates varying from 1% to 10.45% per annum and have maturity dates ranging from 2007 through 2040. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.

Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

Critical Accounting Estimates
-----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

Property and Equipment/Valuation of Long-Lived Assets
-----------------------------------------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with SFAS No. 144. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the consolidated financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.

Through March 31, 2006, the Partnership has recorded $4,220,000 as a loss on impairment of assets or reductions to estimated fair value.

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

Rental subsidies are recognized as rental income during the month in which it is earned. The Partnership received rental subsidies which amounted to approximately $3,430,948, $3,488,027 and $3,326,225 for the years ended March 31, 2006, 2005 and 2004, respectively. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                          March 31,
                            ------------------------------------
                               2006         2005*        2004*
                            ----------   ----------   ----------
Interest                    $   74,161   $   29,802   $   19,975
Other                        1,093,650      948,744    1,045,073
                            ----------   ----------   ----------

   Total other revenue      $1,167,811   $  978,546   $1,065,048
                            ==========   ==========   ==========

*Reclassified   for  comparative purposes

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                          March 31,
                            ------------------------------------
                               2006         2005         2004
                            ----------   ----------   ----------
Interest                    $   30,940   $  117,053   $  122,248
Other                          525,088      452,325      389,147
                            ----------   ----------   ----------

   Total other revenue      $  556,028   $  569,378   $  511,395
                            ==========   ==========   ==========


Related Parties
---------------

Under the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partners collectively hold a 1% interest in all profits, losses and distributions attributable to operations and a subordinated 15% interest in such items attributable to sales and refinancings. Certain directors and officers of the General Partners receive compensation from the General Partners and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partners is 0.5% of invested assets. See Note 7 in Item 8, which is incorporated herein by reference.

New Accounting Pronouncements
-----------------------------

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154
requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 has not had a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the Partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership`s financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the consolidated financial statements.

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

During the years ended March 31, 2006, 2005 and 2004, the Partnership has recorded $555,000, $0 and $0, respectively, as a loss on impairment of assets. Through March 31, 2006, the Partnership has recorded an aggregate of $4,220,000 of losses on impairment of assets.

The Partnership's primary source of income continues to be rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

2006 vs. 2005
-------------

Rental income decreased less than 1% for the year ended March 31, 2006 as compared to 2005, primarily due to a reduction of rental rates to help alleviate an ongoing vacancy problem at one Local Partnership and an increase in vacancies due to damage from Hurricane Katrina at a second Local Partnership partially offset by an increase in rental rates at the remaining Local Partnerships.

Other income increased approximately $189,000 for the year ended March 31, 2006 as compared to 2005, primarily due to a management fee received at the Partnership level from the sale of one Local Partnership.

Total expenses, excluding repairs and maintenance, operating and other and general and administrative, remained fairly consistent with a decrease of less than 1% for the year ended March 31, 2006 as compared to 2005.

Repairs and maintenance expenses increased approximately $206,000 for the year ended March 31, 2006 as compared to 2005, primarily due to property and building improvements at one Local Partnership, fire damage repairs at a second Local Partnership and increases in repair contracts and maintenance salaries at a third Local Partnership.

Operating and other expenses increased approximately $182,000 for the year ended March 31, 2006 as compared to 2005, primarily due to an increase in utility expense at two Local Partnerships and an increase in water expense at a third Local Partnership.

General and administrative increased approximately $475,000 for the year ended March 31, 2006 as compared to 2005, primarily due to the write-off of an amount due from the former Local General Partner at one Local Partnership and an increase in legal fees relating to the Washington Brooklyn legal proceedings and an increase in sales activity at the Partnership level (see Note 11 in Item 8).

2005 vs. 2004
-------------

Rental income increased approximately 4% for the year ended March 31, 2005 as compared to 2004, primarily due to rental rate increases at the Local Partnerships.

Total expenses, excluding real estate taxes and general and administrative, remained fairly consistent with an increase of less than 1% for the year ended March 31, 2005, as compared to 2004.

Real estate taxes increased approximately $47,000 for the year ended March 31, 2005 as compared to 2004, primarily due to increases in property taxes at several Local Partnerships.

General and administrative increased approximately $173,000 for the year ended March 31, 2005 as compared to 2004, primarily due to the write-off of an amount due from the former Local General Partner at one Local Partnership.

Other
-----

As of December 31, 2002, the Credit Period for all of the Properties has expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. During the years ended March 31, 2003, the Housing Tax Credits received by the Partnership for income tax purposes totaled $1,710,233. The Compliance Period began to end on December 31, 2004 and will continue through December 31, 2007 with respect to the Properties depending upon when the Credit Period commenced.

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

The Partnership does not anticipate that it will be in a position to make cash distributions at any time prior to the disposition of the Properties. If distributions of operating cash flow are made, it is expected that they will be limited. As of March 31, 2006, no such distributions have been made.

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

Item 8.Financial Statements and Supplementary Data
                                                                                Sequential
                                                                                   Page
                                                                                ------------
       Consolidated Financial Statements

       Report of Independent Registered Public Accounting Firm                       17

       Consolidated Balance Sheets as of March 31, 2006 and 2005                     60

       Consolidated Statements of Operations for the years ended March 31,
         2006, 2005 and 2004                                                         61

       Consolidated Statements of Changes in Partners' Capital (Deficit) for
         the years ended March 31, 2006, 2005 and 2004                               62

       Consolidated Statements of Cash Flows for the years ended March 31,
         2006, 2005 and 2004                                                         63

       Notes to Consolidated Financial Statements                                    64

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------





TO THE PARTNERS OF FREEDOM TAX CREDIT PLUS L.P.



         We have audited the accompanying consolidated balance sheets of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of forty-two subsidiary partnerships, whose losses aggregated $2,809,693 for the year ended March 31, 2004, and whose assets constituted 99% of consolidated assets at March 31, 2004. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

         In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIRAIES as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.



/s/ Friedman LLP
New York, New York
June 23, 2006

[Letterhead of McKonly & Asbury LLP]

INDEPENDENT AUDITOR'S REPORT

The Partners of
Parkside Townhomes Associates                Pennsylvania Housing Finance Agency
Lancaster, Pennsylvania                                 Harrisburg, Pennsylvania

We have audited the accompanying Balance Sheets of Parkside Townhomes Associates (a limited partnership), PHFA Project No. 0-90 as of December 31, 2003 and 2002, and the related statements of profit and loss, partners' equity, and cash flows, for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Townhomes Associates at December 31, 2003 and 2002, and its profits and loss, partners' equity, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and Pennsylvania Housing Finance Agency's Financial Reporting Manual, we have also issued a report dated January 27, 2004 on our consideration of Parkside Townhomes Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, PHFA regulations, contracts and grants and have rendered our reports thereon on pages 25 and 26. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audits.

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



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Bennion Park Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Bennion Park Apartments, A Limited Partnership as of December 31, 2003 and 2002, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennion Park Apartments, A Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




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



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2004

[LETTERHEAD OF KPMG LLP]

INDEPENDENT AUDITORS' REPORT

The Partners
Tivoli Place Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Tivoli Place Apartments, A Limited Partnership (the Partnership) as of December 31, 2003 and 2002 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



/s/ Grant Thornton LLP
Los Angeles, California
January 14, 2004

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,
                                                                                  ----------------------------
                                                                                      2006            2005
                                                                                  ------------    ------------
ASSETS

Operating assets:
 Property and equipment, at cost, less accumulated depreciation (Note 4)          $ 36,462,734    $ 76,216,658
 Cash and cash equivalents                                                           3,404,395       2,150,450
 Cash held in escrow                                                                 3,734,746       5,549,963
 Deferred costs - net of accumulated amortization (Note 5)                             259,582         727,764
 Other assets                                                                          851,970       1,329,483
                                                                                  ------------    ------------

Total operating assets                                                              44,713,427      85,974,318
                                                                                  ------------    ------------

Assets related to held for sale (Note 12):
 Property and equipment held for sale, net of accumulated depreciation (Note 4)     31,269,354               0
 Assets held for sale                                                                3,531,615               0
                                                                                  ------------    ------------
 Total assets - held for sale                                                       34,800,969               0
                                                                                  ------------    ------------

Total assets                                                                      $ 79,514,396    $ 85,974,318
                                                                                  ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Operating Liabilities:
 Mortgage notes payable (Note 6)                                                  $ 33,397,400    $ 65,119,347
 Accounts payable and other liabilities                                              5,291,827       2,455,386
 Due to local general partners and affiliates (Note 7)                               1,181,186       3,628,588
 Due to general partners and affiliates (Note 7)                                     9,666,054       8,853,092
                                                                                  ------------    ------------

Total operating liabilities                                                         49,536,467      80,056,413
                                                                                  ------------    ------------

Liabilities related to held for sale (Note 12):
 Mortgage notes payable of assets held for sale (Note 6)                            26,468,361               0
 Liabilities held for sale including minority interest                               6,455,851               0
                                                                                  ------------    ------------
Total liabilities - related to assets held for sale                                 32,924,212               0
                                                                                  ------------    ------------

Total liabilities                                                                   82,460,679      80,056,413
                                                                                  ------------    ------------

Minority interests (Note 2)                                                          2,968,663       8,040,807
                                                                                  ------------    ------------

Commitments and contingencies (Notes 7 and 11)

Partners' deficit:
 Limited partners (72,896 BACs issued and outstanding) (Note 1)                     (5,175,151)     (1,421,027)
General partners                                                                      (739,795)       (701,875)
                                                                                  ------------    ------------

Total partners' deficit                                                             (5,914,946)     (2,122,902)
                                                                                  ------------    ------------

Total liabilities and partners' deficit                                           $ 79,514,396    $ 85,974,318
                                                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years ended March 31,
                                                            --------------------------------------------
                                                                2006            2005*           2004*
                                                            ------------    ------------    ------------
Operations:

Revenues
Rental income                                               $  6,771,945    $  6,829,312    $  6,596,916
Other (Note 2)                                                 1,167,811         978,546       1,065,048
                                                            ------------    ------------    ------------

Total Revenues                                                 7,939,756       7,807,858       7,661,964
                                                            ------------    ------------    ------------

Expenses:

Repairs and maintenance                                        1,710,325       1,504,753       1,585,124
Operating and other                                            1,302,744       1,120,527       1,084,692
Real estate taxes                                                426,185         468,040         421,184
Interest                                                       1,874,838       1,927,520       1,964,700
Depreciation and amortization (Notes 4 and 5)                  2,328,467       2,398,099       2,307,470
General and administrative                                     2,041,568       1,566,781       1,393,984
General and administrative-related parties (Note 7)            1,536,956       1,416,031       1,386,062
                                                            ------------    ------------    ------------

Total Expenses                                                11,221,083      10,401,751      10,143,216
                                                            ------------    ------------    ------------

Loss from continuing operations before minority interest      (3,281,327)     (2,593,893)     (2,481,252)

Minority interest in loss of subsidiaries from operations         34,827          22,781          21,358
                                                            ------------    ------------    ------------

Loss from continuing operations                               (3,246,500)     (2,571,112)     (2,459,894)

Discontinued operations:

 Loss from discontinued operations (including minority
   interest)(Note 12)                                           (545,544)     (1,648,526)     (1,295,070)
                                                            ------------    ------------    ------------

Net loss                                                    $ (3,792,044)   $ (4,219,638)   $ (3,754,964)
                                                            ============    ============    ============

Loss from operations - limited partners                     $ (3,214,035)   $ (2,545,401)   $ (2,435,295)
Loss from discontinued operations (including minority
   interest) - limited partners                                 (540,089)     (1,632,041)     (1,282,119)
                                                            ------------    ------------    ------------


Net loss - limited partners                                 $ (3,754,124)   $ (4,177,442)   $ (3,717,414)
                                                            ============    ============    ============

Number of BACs outstanding                                        72,896          72,896          72,896
                                                            ============    ============    ============

Loss from operations per BAC                                $     (44.09)   $     (34.92)   $     (33.41)
Loss from discontinued operations per BAC                          (7.41)         (22.39)         (17.59)
                                                            ------------    ------------    ------------

Net loss per BAC                                            $     (51.50)   $     (57.31)   $     (51.00)
                                                            ============    ============    ============

* Reclassified for comparative purposes.


          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    YEARS ENDED MARCH 31, 2006, 2005 and 2004

                                                                                    Accumulated
                                                                                       Other
                                                    Limited          General       Comprehensive     Comprehensive
                                   Total            Partners         Partners       Income (Loss)        Loss
                               -------------     -------------    -------------    -------------     -------------
Partners' capital (deficit) -
  April 1, 2003                $   5,851,700     $   6,470,255    $    (622,165)   $       3,610

Comprehensive Loss:
Net Loss                          (3,754,964)       (3,717,414)         (37,550)               0        (3,751,426)

Other Comprehensive Loss:
Net unrealized loss on
  marketable securities                    0             3,574               36           (3,610)            3,610
                               -------------     -------------    -------------    -------------     -------------

Total Comprehensive Loss                                                                             $  (3,747,816)
                                                                                                     =============

Partners' capital
  (deficit) - March 31,
  2004                             2,096,736         2,756,415         (659,679)               0

Comprehensive Loss:
Net Loss                          (4,219,638)       (4,177,442)         (42,196)               0        (4,219,638)
                               -------------     -------------    -------------    -------------     -------------

Total Comprehensive Loss                                                                            $  (4,219,638)
                                                                                                     =============

Partners' deficit -
  March 31, 2005                  (2,122,902)       (1,421,027)        (701,875)               0

Comprehensive Loss:
Net Loss                          (3,792,044)       (3,754,124)         (37,920)               0        (3,792,044)
                               -------------     -------------    -------------    -------------     -------------

Total Comprehensive Loss                                                                             $  (3,792,044)
                                                                                                     =============

Partner's deficit -
  March 31, 2006               $  (5,914,946)    $  (5,175,151)   $    (739,795)   $           0
                               =============     =============    =============    =============

          See accompanying notes to consolidated financial statements.

                                           FREEDOM TAX CREDIT PLUS L.P.
                                           AND CONSOLIDATED PARTNERSHIPS
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED MARCH 31, 2006, 2005 and 2004

                                                                 2006           2005           2004
                                                             -----------    -----------    -----------
 Cash flows from operating activities:
 Net loss                                                    $(3,792,044)   $(4,219,638)   $(3,754,964)

 Adjustments to reconcile net loss to net cash provided by operating activities:

  Loss on sale of investments                                     81,351              0              0
  Loss on impairment of fixed assets                             555,000              0              0
  Depreciation and amortization                                4,902,705      5,074,408      4,978,566
  Minority interest in loss of subsidiaries                   (1,580,663)       (43,525)       (36,960)
  Increase in other assets                                        31,691        (81,783)        (7,012)
  Increase in deferred revenue from sale of properties         1,888,040              0              0
  Increase in accounts payable and other liabilities             344,774        683,812        360,497
  Increase in cash held in escrow                                (38,852)      (806,472)       (88,879)
  Increase in due to general partners and affiliates           1,122,812        991,218        928,343
  Increase in due to local general partners and affiliates        69,352        119,303        247,420
  Decrease in due to local general partners and affiliates      (235,137)       (91,390)       (26,314)
                                                             -----------    -----------    -----------

Net cash provided by operating activities                      3,349,029      1,625,933      2,600,697
                                                             -----------    -----------    -----------

Cash flows from investing activities:

  Additions to property and equipment                           (627,560)      (567,870)    (1,013,627)
  Proceeds from sale of investments                            2,378,602              0              0
  Decrease in marketable securities                                    0              0        109,498
  Decrease in due to local general partners and affiliates             0       (662,425)      (213,462)
                                                             -----------    -----------    -----------

Net cash provided by (used in) investing activities            1,751,042     (1,230,295)    (1,117,591)
                                                             -----------    -----------    -----------

Cash flows from financing activities:
  Decrease (increase) in deferred costs                                0          5,079         (5,071)
  Repayments of mortgage loans                                  (904,942)    (1,165,811)    (1,081,661)
  Increase in due to local general partners and affiliates       405,955        418,782        140,400
  Decrease in due to local general partners and affiliates    (1,940,801)       (78,237)      (250,938)
  (Decrease) increase in capitalization of consolidated
   subsidiaries attributable to minority interest               (138,467)        82,363        (40,328)
                                                             -----------    -----------    -----------

 Net cash used in financing activities                        (2,578,255)      (737,824)    (1,237,598)
                                                             -----------    -----------    -----------


 Net increase (decrease) in cash and cash equivalents          2,521,816       (342,186)       245,508

 Cash and cash equivalents at beginning of year                2,150,450      2,492,636      2,247,128
                                                             -----------    -----------    -----------

 Cash and cash equivalents at end of year                    $ 4,672,266    $ 2,150,450    $ 2,492,636
                                                             ===========    ===========    ===========

 Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                      $ 2,701,196    $ 2,879,716    $ 2,992,620
                                                             ===========    ===========    ===========

 Summarized below are the components of the gain on sale of investments:

  Decrease in property and equipment, net of accumulated
   depreciation                                              $ 3,833,788    $         0    $         0
  Decrease in cash held in escrow                                634,479              0              0
  Increase in other assets                                      (260,828)             0              0
  Decrease in mortgage notes payable                          (4,348,645)             0              0
  Increase in accounts payable and other liabilities           1,943,361              0              0
  Decrease in due to general partners and affiliates             (39,850)             0              0
  Decrease in due to local general partners and affiliate        (90,228)             0              0


          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


NOTE 1 - General

Freedom Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on August 28, 1989 and commenced its public offering on February 9, 1990 (the "Offering"). The general partners of the Partnership are Related Freedom Associates L.P. (the "Related General Partner"), a Delaware limited partnership, and its affiliate, Freedom GP Inc. (the "Freedom General Partner"), a Delaware corporation (and together with the Related General Partner, the "General Partners"). On November 17, 2003, CharterMac acquired CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC), which is the parent of RCC Manager LLC, the sole shareholder of Related Freedom Associates, Inc., the general partner of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged. The Partnership will terminate on December 31, 2030, unless terminated sooner under the provisions of the limited partnership agreement of the Partnership (the "Partnership Agreement").

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his resignation, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of the general partner of the Related General Partner and Executive Vice President of the Freedom General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of the general partner of the Related General Partner and Executive Vice President of the Freedom General Partner.

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986 and to entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each property, generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period, provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year compliance period (the "Compliance Period").

As of December 31, 2002, the Credit Periods for all of the apartment complexes have expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period began to end between December 31, 2004 and will continue through December 31, 2007 with respect to the Properties depending upon when the Credit Period commenced.

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

The terms of the Partnership Agreement provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partners.


NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting and Presentation

The Partnership's fiscal year ends on March 31. All subsidiaries have calendar year ends. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


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

f)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting
Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using estimated future discounted net cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 2006, the Partnership has recorded $4,220,000 as a loss on impairment of assets or reductions to estimated fair value.

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the consolidated statements of operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnership that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the consolidated financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the consolidated balance sheets.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were eleven assets classified as property and equipment-held for sale at March 31, 2006. See Notes 10 and 12 regarding assets held for sale and discontinued operations.

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

Rental subsidies are recognized as rental income during the month in which it is earned. The Partnership received rental subsidies which amounted to approximately $3,430,948, $3,488,027 and $3,326,225 for the years ended March 31, 2006, 2005 and 2004, respectively. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                          March 31,
                            ------------------------------------
                               2006         2005*        2004*
                            ----------   ----------   ----------
Interest                    $   74,161   $   29,802   $   19,975
Other                        1,093,650      948,744    1,045,073
                            ----------   ----------   ----------

   Total other revenue      $1,167,811   $  978,546   $1,065,048
                            ==========   ==========   ==========

*Reclassified   for  comparative purposes

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                          March 31,
                            ------------------------------------
                               2006         2005         2004
                            ----------   ----------   ----------
Interest                    $   30,940   $  117,053   $  122,248
Other                          525,088      452,325      389,147
                            ----------   ----------   ----------

   Total other revenue      $  556,028   $  569,378   $  511,395
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

j) Net Loss per BAC

Net loss per BAC is computed based on the net loss for the period attributed to BACs holders, divided by the number of BACs outstanding for the period.

k)  New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154
requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 has not had a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the Partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. The adoption of EITF No. 04-5 has not had a material effect on the consolidated financial statements.


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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


The estimated fair values of the Partnership's mortgage notes payable from operations are as follows:

                                                     March 31, 2006                     March 31, 2005
                                             ------------------------------    -------------------------------
                                                Carrying                          Carrying
                                                 Amount         Fair Value        Amount          Fair Value
                                             -------------    -------------    --------------    -------------
Mortgage Notes Payable for which it is:

Practicable   to  estimate  fair value       $  25,259,584    $  25,259,584    $   48,409,326    $  49,519,246
Not Practicable                              $   8,137,816               (*)   $   16,710,021               (*)

The estimated fair values of the Partnership's mortgage notes payable from discontinued operations are as follows:

                                                     March 31, 2006                     March 31, 2005
                                             ------------------------------    -------------------------------
                                                Carrying                          Carrying
                                                 Amount         Fair Value        Amount          Fair Value
                                             -------------    -------------    --------------    -------------
Mortgage   notes   payable   for
which it is:
Practicable   to  estimate  fair
value                                        $  22,675,897    $  22,707,650    $            0    $           0
Not practicable                              $   3,792,464               (*)   $            0               (*)

(*) Management  believes it is not practicable to estimate the fair value of the
    mortgage   notes   payable   because   mortgage    programs   with   similar
    characteristics are not currently available to the Local Partnerships.


NOTE 4 - Property and Equipment

The components of property and equipment from operating assets are as follows:

                                            March 31,
                                  ------------------------------
                                      2006             2005
                                  -------------    -------------
Land                              $   1,751,865    $   5,720,520
Buildings and improvements           66,026,433      130,972,585
Other                                 2,068,795        8,084,226
                                  -------------    -------------

                                     69,847,093      144,777,331

Less:  Accumulated depreciation     (33,384,359)     (68,560,673)
                                  -------------    -------------
                                  $  36,462,734    $  76,216,658
                                  =============    =============

Depreciation expense for the years ended March 31, 2006, 2005 and 2004 amounted to $2,313,025, $2,299,458 and $2,287,484, respectively.

During the years ended March 31, 2006 and 2005, there were write-offs of accumulated depreciation in the amounts of $4,617,863 and $706, respectively, and $4,614,956 and $0 of these write-offs were related to discontinued assets.

The components of property and equipment held for sale are as follows:

                                            March 31,
                                  ------------------------------
                                      2006             2005
                                  -------------    -------------
Land                              $   3,550,953    $           0
Buildings and improvements           56,704,419                0
Other                                 6,188,293                0
                                  -------------    -------------

                                     66,443,665                0
                                    (35,174,311)               0
                                  -------------    -------------
                                  $  31,269,354    $           0
                                  =============    =============

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


Depreciation  expense for the discontinued  assets for the years ended March 31,
2006,  2005  and  2004  amounted  to  $2,410,317,   $2,528,405  and  $2,523,903,
respectively.


NOTE 5 - Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

                                           March 31,
                                  --------------------------
                                      2006          2005
                                  -----------    -----------
Financing expenses                $   448,927    $ 2,826,425
Less:  Accumulated amortization      (189,345)    (2,098,661)
                                  -----------    -----------

                                  $   259,582    $   727,764
                                  ===========    ===========

Amortization of deferred costs for the years ended March 31, 2006, 2005 and 2004 amounted to $15,442, $98,641 and $19,986, respectively. In addition, $136,385 of accumulated amortization has been written-off due to the mortgage refinancing of Abraham Lincoln (as defined herein) in the year ended March 31, 2005.

The components of deferred costs and their periods of amortization from discontinued assets are as follows:

                                           March 31,
                                  --------------------------
                                      2006          2005
                                  -----------    -----------
Financing expenses                $ 2,377,498    $         0
Less:  Accumulated amortization    (2,088,679)             0
                                  -----------    -----------

                                  $   288,819    $         0
                                  ===========    ===========

Amortization expense from discontinued operations for the years ended March 31, 2006, 2005 and 2004 amounted to $163,921, $147,904 and $147,193, respectively.

Financing expenses are being amortized over the life of the related mortgages, ranging from 15 to 50 years, using a method approximating the interest method.


NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $220,000 including principal and interest with rates varying from 0% to 13.50% per annum and have maturity dates ranging from 2007 through 2042. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.

Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter for the operating liabilities are as follows:

Year Ending March 31,           Amount
--------------------------   -----------
2006                         $   487,836
2007                           1,820,723
2008                             721,747
2009                             533,299
2010                             563,881
Thereafter                    29,269,914
                             -----------

Total                        $33,397,400
                             ===========

On June 17, 2004, the Abraham Lincoln property modified its original mortgage to reduce the principal balance to $1,945,000. The new mortgage payable to New York State Housing Finance Agency in monthly installments of $15,382, with an interest rate of 6.64% per annum, will mature in June 2022.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


Accrued interest payable as of March 31, 2006 and 2005 was approximately $1,555,000 and $1,484,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage notes for discontinued operations are payable in aggregate monthly installments of approximately $219,000 including principal and interest with rates varying from 1% to 10.45% per annum and have maturity dates ranging from 2007 through 2040. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.

Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter for the discontinued liabilities are as follows:

Year Ending March 31,           Amount
--------------------------   -----------
2006                         $ 1,471,795
2007                          18,454,981
2008                             273,191
2009                             282,991
2010                             293,601
Thereafter                     5,691,802
                             -----------

                             $26,468,361
                             ===========

Accrued interest payable for the discontinued liabilities at March 31, 2006 and 2005 was approximately $338,000 and $0, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.


NOTE 7 - Related Party Transactions and Transactions with General Partners and Affiliates

Freedom SLP L.P., an affiliate of the General Partners, has either a .01% or 1% interest, as a special limited partner, in each of the Local Partnerships.

The General Partners and their affiliates and the general partners of the Local Partnerships ("Local General Partners") and their affiliates perform services for the Partnership and the Local Partnerships, respectively. The costs incurred are as follows:

a)  Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2006 and 2005 consists of the following:

                                       March 31,
                               -----------------------
                                  2006         2005
                               ----------   ----------
Operating advances             $  323,357   $1,963,493
Development fees (i)              610,024      610,024
Operating deficit loans (ii)        6,490      297,172
Long-term note payable             49,884       98,615
Management and other fees         191,431      659,284
                               ----------   ----------

                               $1,181,186   $3,628,588
                               ==========   ==========

(i) Development fees were incurred in connection with the development of the property and have been included in the basis of the property.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


(ii) Operating deficit loans consist of the following:

                                                          March 31,
                                               --------------------------------
                                                   2006               2005
                                               -------------     --------------
Parkside Townhomes                             $           0     $       87,035
Ogontz Hall                                    $       6,490     $       18,362

These loans to fund operating deficits are unsecured, non-interest bearing and are subordinate to the second mortgage and are payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.

                                                          March 31,
                                               --------------------------------
                                                   2006               2005
                                               -------------     --------------
Wilshire                                       $           0     $      191,775

This loan to fund operating deficits is unsecured, non-interest bearing and is payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing. Wilshire Apartments ("Wilshire") is currently classified as a discontinued operation (see below).

Due to Local General Partners and affiliates at March 31, 2006 and 2005 included in the discontinued liabilities consists of the following:

                                                          March 31,
                                               --------------------------------
                                                   2006               2005
                                               -------------     --------------
Operating advances                             $     252,928     $            0
Operating deficit loan (i)                           191,775                  0
Management and other fees                            211,840                  0
                                               -------------     --------------

                                               $     656,543     $            0
                                               =============     ==============

(i) Operating deficit loan consists of the following:

                                                          March 31,
                                               --------------------------------
                                                   2006               2005
                                               -------------     --------------
Wilshire                                       $     191,775     $            0

This loan to fund operating deficits is unsecured, non-interest bearing and is payable out of available surplus cash of the respective subsidiary partnership, or at the time of sale or refinancing.

b)  Other Expenses

The costs from operations incurred to related parties for the years ended March 31, 2006, 2005 and 2004 were as follows:

                                                     Year Ended March 31,
                                              ------------------------------------
                                                 2006         2005*        2004*
                                              ----------   ----------   ----------
Partnership management fees (a)               $  670,875   $  676,000   $  676,000
Expense reimbursement (b)                        353,440      223,042      178,723
Local administrative fee (d)                      32,500       29,500       34,500
                                              ----------   ----------   ----------
Total general and administrative - General
 Partners                                      1,056,815      928,542      889,223
                                              ----------   ----------   ----------
Property management fees incurred to
 affiliates of the subsidiary partnerships'
 general partners (c)                            480,141      487,489      496,839
                                              ----------   ----------   ----------
Total general and administrative - related
 parties                                      $1,536,956   $1,416,031   $1,386,062
                                              ==========   ==========   ==========

* Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


The costs from discontinued operations incurred to related parties for the years ended March 31, 2006, 2005 and 2004 were as follows:

                                                   Years Ended March 31,
                                             ------------------------------
                                               2006       2005       2004
                                             --------   --------   --------
Local administrative fee (d)                 $ 17,350   $ 21,693   $ 18,500
                                             --------   --------   --------
Total general and administrative-General
  Partners                                     17,350     21,693     18,500s
                                             --------   --------   --------
Property management fees incurred to
  affiliates of the Local General Partners
  (c)                                         374,338    409,593    412,504
                                             --------   --------   --------

Total general and administrative-related
  parties                                    $391,688   $431,286   $431,004
                                             ========   ========   ========

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to General Partners amounting to approximately $7,555,000 and $6,884,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $1,063,422, $1,076,574 and $1,108,295 for the years ended March 31, 2006, 2005 and 2004, respectively. Of these fees, $854,479, $897,082 and $909,343 were incurred to affiliates of the subsidiary partnerships, which include $374,338, $409,593 and $412,504, respectively, of fees relating to discontinued operations.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee of up to $2,500 from each Local Partnership.

NOTE 8 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                 2005          2004            2003
                                             -----------    -----------    -----------
Financial statement

Net loss                                     $(3,792,044)   $(4,219,638)   $(3,754,964)

 Difference  resulting from parent company
  having a different  fiscal year for
  income tax and financial reporting
  purposes                                      (369,620)       376,180        (17,957)

 Difference between depreciation and
  amortization expense recorded for
  financial statement and income tax
  reporting purposes                            (554,379)       468,213        386,864

 Provisions for loss on impairment               555,000              0              0

 Tax-exempt interest income                       (1,326)           (40)           (25)

 Other                                           496,704       (154,830)        48,724
                                             -----------    -----------    -----------

 Net loss as shown on the Partnership's
  income tax returns                         $(3,665,665)   $(3,530,115)   $(3,337,358)
                                             ===========    ===========    ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


NOTE 9 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. During the fiscal year ended March 31, 2006, the Partnership's limited partnership interest in seven Local Partnerships had been sold. Through the year ended March 31, 2006 the Partnership has disposed of seven of its forty-two original investments. In addition, the Partnership has entered into agreements for the sale of eleven Local Partnerships (see below). No assurance can be given as to whether or when these sales will actually occur. All gains and losses on sales are included in discontinued operations. Subsequently, on April 20, 2006 and May 31, 2006, two Local Partnerships entered into a purchase and sale agreement to sell their property and related assets and liabilities, on June 5, 2006 and June 20, 2006, the property and related assets and liabilities of one and two Local Partnerships, respectively, were sold. See Note 14.

On March 31, 2006, the Partnership's limited partnership interest in Davidson Court Limited Partnership ("Davidson Court") was sold to an affiliate of the general partner of the Local Partnership (the "Local General Partner") for a purchase price of $1,100,000, resulting in a Local General Partner contribution of approximately $42,000 and a net loss to the Partnership of approximately $21,000, which will be recognized in the Partnership's Form 10-Q dated June 30, 2006. The sale resulted in the liquidation of Davidson Court. As of December 31, 2005, Davidson Court had property and equipment, at cost, of approximately $873,000 and accumulated depreciation of approximately $350,000.

On March  31,  2006,  the  Partnership's  limited  partnership  interest  in CLM
Equities Limited Partnership ("Morris Avenue") was sold to the Local General Partner and its affiliate for a purchase price of $265,000, resulting in a Local General Partner distribution of approximately $439,000 and a net loss to the Partnership of approximately $21,000, which will be recognized in the
Partnership's Form 10-Q dated June 30, 2006. The sale resulted in the liquidation of Morris Avenue. As of December 31, 2005, Morris Avenue had property and equipment, at cost, of approximately $5,332,000, accumulated depreciation of approximately $2,646,000 and mortgage debt of approximately $2,079,000.

On February 1, 2006, the Partnership's limited partnership interest in Ivanhoe Apartments Limited Partnership ("Ivanhoe") was sold to the Local General Partner for a purchase price of $150,000, resulting in a Local General Partner distribution of approximately $51,000 and a net loss to the Partnership of approximately $21,000, which will be recognized in the Partnership's Form 10-Q dated June 30, 2006. The sale resulted in the liquidation of Ivanhoe. As of December 31, 2005, Ivanhoe had property and equipment, at cost, of approximately $1,178,000, accumulated depreciation of approximately $587,000 and mortgage debt of approximately $323,000.

On January 19, 2006, the Partnership's limited partnership interest in Nelson Anderson Affordable Housing Limited Partners ("Nelson Anderson") was sold to the Local General Partner for a purchase price of $490,000, resulting in a Local General Partner distribution of approximately $177,000 and a net loss to the Partnership of approximately $21,000, which will be recognized in the
Partnership's Form 10-Q dated June 30, 2006. The sale resulted in the liquidation of Nelson Anderson. As of December 31, 2005, Nelson Anderson had property and equipment, at cost, of approximately $6,732,000, accumulated depreciation of approximately $3,411,000 and mortgage debt of approximately $3,163,000.

On January 1, 2006, the Partnership's limited partnership interest in The Oaks Village Limited Partnership ("Oaks Village") was sold to the Local General Partner for a purchase price of $75,000, resulting in a Local General Partner contribution of approximately $407,000 and a net loss to the Partnership of approximately $21,000. The sale resulted in the liquidation of Oaks Village. As of the sale date, Oaks Village had property and equipment, at cost, of approximately $2,024,000, accumulated depreciation of approximately $1,083,000 and mortgage debt of approximately $1,440,000.

On January 1, 2006, the Partnership's limited partnership interest in Greenfield Village Limited Partners ("Greenfield Village") was sold to the Local General Partner for a purchase price of $75,000, resulting in a Local General Partner contribution of approximately $461,000 and net loss to the Partnership of approximately $21,000. The sale resulted in the liquidation of Greenfield Village. As of the sale date, Greenfield Village had property and equipment, at cost, of approximately $2,010,000, accumulated depreciation of approximately $1,059,000 and mortgage debt of approximately $1,448,000.

On June 20, 2005, the Partnership's limited partnership interest in Parkside Townhomes Associates ("Parkside") was sold to the Local General Partner for a purchase price of $650,000 resulting in a Local General Partner net distribution of approximately $32,000 and a net loss to the Partnership of approximately $39,000. The purchase price consisted of approximately $161,000 paid in cash at closing and $450,000 pursuant to a promissory note payable to the Partnership. During the quarter ended June 30, 2005, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $555,000. The sale resulted in the liquidation of Parkside. As of the sale date, Parkside had property and equipment, recorded at a fair value, of approximately $4,162,000, accumulated depreciation of approximately $2,386,000 and mortgage debt of approximately $1,461,000.


NOTE 10 - Assets Held for Sale

On March 22, 2006, Eagle Ridge Limited Partnership ("Eagle Ridge") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,000,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place in the fourth calendar quarter of 2006. No assurance can be given that the sale will actually occur. Eagle Ridge is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Eagle Ridge had property and equipment, at cost, of approximately $3,100,000, accumulated depreciation of approximately $1,837,000 and mortgage debt of approximately $1,496,000.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


On January 30, 2006, Lauderdale Lakes Associates, Ltd. ("Lauderdale Lakes") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a purchase price of $5,900,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in the first calendar quarter of 2007. No assurance can be given that the sale will actually occur. Lauderdale Lakes is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Lauderdale Lakes had property and equipment, at cost, of approximately $10,634,000, accumulated depreciation of approximately $3,584,000 and mortgage debt of approximately $4,645,000.

On January 26, 2006 Bethel Park Apartments, a Limited Partnership ("Bethel Park") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,500,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in June 2006. No assurance can be given that the sale will actually occur. Bethel Park is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Bethel Park had property and equipment, at cost, of approximately $5,099,000, accumulated depreciation of approximately $3,084,000 and mortgage debt of approximately $1,758,000. Subsequently, on June 20, 2006, the property and the related assets and liabilities of Bethel Park were sold (see Note 14).

On January 26, 2006, Northwood Apartments of Georgia ("Northwood") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $6,050,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in June 2006. No assurance can be given that the sale will actually occur. Northwood is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Northwood had property and equipment, at cost, of approximately $7,398,000, accumulated depreciation of approximately $4,116,000 and mortgage debt of approximately $2,545,000. Subsequently, on June 5, 2006, the property and the related assets and liabilities of Northwood were sold (see Note 14).

On January 26, 2006, Hunters Chase Apartments ("Hunters Chase") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,730,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in June 2006. No assurance can be given that the sale will actually occur. Hunters Chase is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Hunters Chase had property and equipment, at cost, of approximately $3,913,000, accumulated depreciation of approximately $2,618,000 and mortgage debt of approximately $2,296,000.

On January 26, 2006, Bennion Park Apartments ("Mulberry") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $4,900,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. Mulberry is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Mulberry had property and equipment, at cost, of approximately $5,954,000, accumulated depreciation of approximately $3,417,000 and mortgage debt of approximately $1,994,000.

On January 26, 2006, Oxford Trace Apartments ("Oxford Trace") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $725,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. Oxford Trace is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Oxford Trace had property and equipment, at cost, of approximately $1,099,000, accumulated depreciation of approximately $833,000 and mortgage debt of approximately $658,000.

On January 26, 2006, Tivoli Place Apartments ("Tivoli Place") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $3,050,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. Tivoli Place is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Tivoli Place had property and equipment, at cost, of approximately $4,566,000, accumulated depreciation of approximately $2,590,000 and mortgage debt of approximately $1,409,000.

On January 26, 2006, Twin Trees Apartments ("Twin Trees") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,300,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. Twin Trees is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Twin Trees had property and equipment, at cost, of approximately $2,925,000, accumulated depreciation of approximately $1,657,000 and mortgage debt of approximately $1,047,000.

On January 26, 2006, Wilshire Apartments ("Wilshire") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $1,700,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in June 2006. No assurance can be given that the sale will actually occur. Wilshire is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Wilshire had property and equipment, at cost, of approximately $2,914,000, accumulated depreciation of approximately $1,846,000 and mortgage debt of approximately $1,574,000.

On January 26, 2006, Zebulon Park Apartments ("Zebulon") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,000,000. The

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in June 2006. No assurance can be given that the sale will actually occur. Zebulon is being held as an asset held for sale as of March 31, 2006. As of December 31, 2005, Zebulon had property and equipment, at cost, of approximately $4,193,000, accumulated depreciation of approximately $2,460,000 and mortgage debt of approximately $1,478,000. Subsequently, on June 20, 2006, the property and the related assets and liabilities of Zebulon were sold (see Note 14).


NOTE 11 - Commitments and Contingencies

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

After obtaining discovery from the putative mortgagees, the Partnership and the Freedom LPs, on July 12, 2005, made a motion for summary judgment dismissing the complaint and declaring the mortgages invalid and void ab initio. The putative mortgagees cross-moved for summary judgment declaring the mortgages valid and enforceable. Subsequently, by decision dated January 3, 2006, the Court denied both motions, finding that questions of fact exist for trial as to the reasonableness of the putative mortgagees' reliance on BUFNY.

On February 14, 2006, the Freedom LPs filed a notice of appeal from the January 3, 2006 decision. The appeal has not yet been fully briefed. The Freedom LPs intend to pursue their appeal, defend the action, and prosecute their counterclaims and crossclaims vigorously. The final outcome of this case, however, cannot be determined at this time. If the Court were to reject the Freedom LPs defenses and counterclaims, then it is possible that the Apartment Complex might be foreclosed upon and the Partnership might lose its title to and interests in the Apartment Complex. Even if Washington were foreclosed, it will not be subject to Tax Credit recapture, because its Compliance Period expired on December 31, 2005.

In addition, due to BUFNY's breach of fiduciary duties and breaches of the Partnership Agreement, the Special Limited Partner exercised its rights under the Washington Partnership Agreement to remove BUFNY as Washington's general partner and to substitute itself as the new replacement general partner, effective April 26, 2004.

Subsequently, on April 20, 2006, the Partnership entered into a purchase and sale agreement to sell the property and the related assets and liabilities of Washington Brooklyn to an unaffiliated third party purchaser.

Conifer Irondequoit Associates ("Abraham Lincoln")
--------------------------------------------------
Abraham Lincoln had not made its November and December New York State Housing Finance Agency loan payments at the end of 2005. This technically represents an event of default under the various loan agreements, which could result in both of the lenders demanding immediate full payment of the respective loans. The Partnership has not solicited a "covenant waiver" letter from either of the lenders; however, based on history, management does not believe any of the loans will be called. Accordingly, the loans are classified as non-current in the balance sheet. In the event that any or all of the mortgages are called, there is no assurance that a refinancing on comparable terms could be accomplished. The Partnership's investment in Abraham Lincoln at March 31, 2006 was reduced to zero as a result of prior years' losses and, on that date, the minority interest had a deficit of $49,000. Abraham Lincoln's net loss after minority interest amounted to approximately $210,000, $232,000 and $194,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Pine Shadow, Ltd. ("Pine Shadow")
---------------------------------
During 2005, Pine Shadow suffered damages from flooding due to Hurricane Katrina. However, in 2006, Pine Shadow will be entering into an agreement with

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


Rural Housing Services ("RHS") in which Pine Shadow is to receive funding to replace all damages to the property. The funds to be received will be a Second Soft Loan in the amount of $4,384,000 with an annual interest rate of 1%. Payments on the loan will be deferred for a 20 year period. In accordance with SFAS No. 144, the Partnership has determined that there is no impairment and the carrying amounts of the assets are recoverable, therefore, no adjustments are required.

Other
-----

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 23% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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


NOTE 12 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of March 31, 2006, Parkside, Oaks Village, Greenfield Village, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Bethel Park, Northwood, Hunters Chase, Mulberry Park, Oxford Trace, Tivoli Place, Twin Trees, Wilshire, Zebulon, Lauderdale Lakes and Eagle Ridge were classified as discontinued operations in the consolidated financial statements.

Consolidated Balance Sheets:

                                                                    March 31,     March 31,
                                                                      2006          2005
                                                                  -----------   -----------
Assets
  Property and equipment - less accumulated depreciation of
    $35,174,311 and $0 and, respectively                          $31,269,354   $         0
  Cash and cash equivalents                                         1,267,871             0
  Cash held in escrow                                               1,219,590             0
  Deferred costs, net of accumulated amortization of $2,088,679
    and $0, respectively                                              288,819             0

  Other assets                                                        755,335             0
                                                                  -----------   -----------
Total assets                                                      $34,800,969   $         0
                                                                  ===========   ===========

Liabilities
  Mortgage notes payable                                          $26,468,361   $         0
  Accounts payable and other liabilities                            1,339,733             0
  Due to local general partners and affiliates                        656,543             0
  Due to general partners and affiliates                              270,000             0

  Minority interest                                                 4,189,575             0
                                                                  -----------   -----------
Total liabilities                                                 $32,924,212   $         0
                                                                  ===========   ===========

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 31, 2006, Bethel Park, Northwood, Hunters Chase, Mulberry Park, Oxford Trace, Tivoli Place, Twin Trees, Wilshire, Zebulon, Lauderdale Lakes and Eagle Ridge which were classified as assets held for sale, and Parkside, Oaks Village, Greenfield Village, Nelson Anderson, Ivanhoe, Davidson Court and Morris Avenue, which were sold during the year, were all classified as discontinued operations on the consolidated financial statements. For the years ended March 31, 2005 and 2004, Parkside, Oaks Village, Greenfield Village, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Bethel Park, Northwood, Hunters Chase, Mulberry Park, Oxford Trace, Tivoli Place, Twin Trees, Wilshire, Zebulon, Lauderdale Lakes and Eagle Ridge, in order to present comparable results to the year ended March 31, 2006, were all classified as discontinued operations on the consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


Consolidated Statements of Discontinued Operations:

                                                                         Years Ended March 31,
                                                              --------------------------------------------
                                                                  2006            2005            2004
                                                              ------------    ------------    ------------
Revenues

Rental income                                                 $  8,097,951    $  8,202,445    $  8,200,242
Other (Note 2)                                                     556,028         569,378         511,395
Loss on sale of properties (Note 10)                               (81,351)              0               0
                                                              ------------    ------------    ------------
Total revenue                                                    8,572,628       8,771,823       8,711,637
                                                              ------------    ------------    ------------

Expenses

Repairs and maintenance                                          1,453,668       1,499,037       1,247,773
Operating and other                                              1,320,262       1,306,877       1,182,711
Real estate taxes                                                  573,928         600,170         538,619
Interest                                                         2,230,700       2,316,656       2,371,279
Depreciation and amortization                                    2,574,238       2,676,309       2,671,096
General and administrative                                       1,564,524       1,610,758       1,579,827
General and administrative-related parties (Note 8)                391,688         431,286         431,004
Loss on impairment of fixed assets                                 555,000               0               0
                                                              ------------    ------------    ------------

Total expenses                                                  10,664,008      10,441,093      10,022,309
                                                              ------------    ------------    ------------

Loss from discontinued operations before minority interest      (2,091,380)     (1,669,270)     (1,310,672)
Minority interest in loss of subsidiaries from discontinued
  operations                                                     1,545,836          20,744          15,602
                                                              ------------    ------------    ------------
Loss from discontinued operations (including loss on sale
  of properties)                                              $   (545,544)   $ (1,648,526)   $ (1,295,070)
                                                              ============    ============    ============

Loss - limited partners from discontinued operations
  (including loss on sale of properties)                      $   (540,089)   $ (1,632,041)   $ (1,282,119)
                                                              ============    ============    ============

Number of BACs outstanding                                          72,896          72,896          72,896
                                                              ============    ============    ============

Loss discontinued operations (including loss on sale of
  properties) per BAC                                         $      (7.41)   $     (22.39)   $     (17.59)
                                                              ============    ============    ============

                                                                         Years Ended March 31,
                                                              --------------------------------------------
                                                                  2006            2005            2004
                                                              ------------    ------------    ------------
Cash flows from discontinued operations
Net cash provided by operating activities                     $  1,863,756    $  2,356,869    $  2,990,676
Net cash provided by (used in) investing activities           $  1,388,096    $   (413,619)   $   (688,417)
Net cash used in financing activities                         $ (1,599,712)   $   (705,722)   $   (635,646)

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


NOTE 13 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2006 and 2005. The fluctuations between the quarters are primarily due to the sales and classification as discontinued operations of Local Partnerships (see Notes 9 and 10).

                                                                      Quarter Ended
                                                  --------------------------------------------------------

                                                    June 30,    September 30,   December 31,    March 31,
                 OPERATIONS                          2005*          2005*           2005*          2006
-----------------------------------------------   -----------    -----------    -----------    -----------
Revenues                                          $ 1,964,158    $ 1,884,799    $ 1,894,565    $ 2,196,234

Total expenses                                     (2,639,359)    (2,805,650)    (2,645,491)    (3,130,583)
                                                  -----------    -----------    -----------    -----------

Loss from continuing operations before minority
   interest                                          (675,201)      (920,851)      (750,926)      (934,349)

Minority interest in loss of subsidiaries from
   operations                                          10,381          4,313          5,586         14,547
                                                  -----------    -----------    -----------    -----------

Loss from continuing operations                      (664,820)      (916,538)      (745,340)      (919,802)

(Loss) income from discontinued operations
   (including minority interest)                     (954,152)      (184,081)      (245,981)       838,670
                                                  -----------    -----------    -----------    -----------

Net loss                                          $(1,618,972)   $(1,100,619)   $  (991,321)   $   (81,132)
                                                  ===========    ===========    ===========    ===========

Net loss - limited partnership                    $(1,602,782)   $(1,089,613)   $  (981,408)   $   (80,321)
                                                  ===========    ===========    ===========    ===========

Loss per weighted average BAC from operations     $     (9.03)   $    (12.45)   $    (10.12)   $    (12.49)

(Loss) income per weighted average BAC from
   discontinued operations                             (12.96)         (2.50)         (3.34)         11.39
                                                  -----------    -----------    -----------    -----------

Net loss per weighted average BAC                 $    (21.99)   $    (14.95)   $    (13.46)   $     (1.10)
                                                  ===========    ===========    ===========    ===========
                                                                      Quarter Ended
                                                  --------------------------------------------------------

                                                    June 30,    September 30,   December 31,    March 31,
                 OPERATIONS                          2004*          2004*           2004*          2005*
-----------------------------------------------   -----------    -----------    -----------    -----------


Revenues                                          $ 1,910,731    $ 1,933,616    $ 1,927,076    $ 2,036,435

Total expenses                                     (2,469,356)    (2,567,181)    (2,385,873)    (2,979,341)
                                                  -----------    -----------    -----------    -----------

Loss from continuing operations before minority
   interest                                          (558,625)      (633,565)      (458,797)      (942,906)

Minority interest in loss of subsidiaries from
   operations                                           4,453          5,144          2,294         10,890
                                                  -----------    -----------    -----------    -----------

Loss from continuing operations                      (554,172)      (628,421)      (456,503)      (932,016)

(Loss) income from discontinued operations
   (including minority interest)                     (504,082)      (300,301)      (464,268)      (379,875)
                                                  -----------    -----------    -----------    -----------

Net loss                                          $(1,058,254)   $  (928,722)   $  (920,771)   $(1,311,891)
                                                  ===========    ===========    ===========    ===========

Net loss - limited partnership                    $(1,047,671)   $  (919,435)   $  (911,563)   $(1,298,773)
                                                  ===========    ===========    ===========    ===========

Loss per weighted average BAC from operations     $     (7.52)   $     (8.53)   $     (6.20)   $    (12.67)

(Loss) income per weighted average BAC from
   discontinued operations                              (6.85)         (4.08)         (6.31)         (5.15)
                                                  -----------    -----------    -----------    -----------

Net loss per weighted average BAC                 $    (14.37)   $    (12.61)   $    (12.51)   $    (17.82)
                                                  ===========    ===========    ===========    ===========

* Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006, 2005 and 2004


NOTE 14 - Subsequent Event

On June 20, 2006, the property and the related assets and liabilities of Bethel Park were sold to an unaffiliated third party purchaser for $2,500,000, resulting in a gain of approximately $479,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Bethel Park. Bethel Park is classified as an asset held for sale as of March 31, 2006 (see Note 10).

On June 20, 2006, the property and the related assets and liabilities of Zebulon were sold to an unaffiliated third party purchaser for $2,000,000, resulting in a gain of approximately $296,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Zebulon. Zebulon is classified as an asset held for sale as of March 31, 2006 (see Note 10).

On June 5, 2006, the property and the related assets and liabilities of Northwood were sold to an unaffiliated third party purchaser for $6,050,000, resulting in a gain of approximately $2,590,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Northwood. Northwood is classified as an asset held for sale as of March 31, 2006 (see Note 10).

On May 31, 2006, C-H Development Group Associates ("Manhattan B") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $2,100,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. As of December 31, 2005, Manhattan B had property and equipment, at cost, of approximately $3,096,000, accumulated depreciation of approximately $1,891,000 and mortgage debt of approximately $1,259,000.

On April 20, 2006, Washington entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $60,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2006. No assurance can be given that the sale will actually occur. As of December 31, 2005, Washington had property and equipment, at cost, of approximately $2,926,000, accumulated depreciation of approximately $1,418,000 and mortgage debt of approximately $325,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Freedom Associates L.P. and Freedom G.P. Inc., the general partners of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Freedom Associates L.P. and Freedom G.P. Inc., the general partners of the Partnership, concluded that, as of the period covered by this report, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer of Freedom Associates L.P. and Freedom G.P. Inc., the general partners of the Partnership, by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B.  Other Information

None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Freedom General Partner. Prior to such purchase the Freedom General Partner was an affiliate of Lehman Brothers. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of CharterMac Capital, LLC ("CharterMac Capital") (formerly known as Related Capital Company, LLC), which controls the General Partners, has adopted a code of ethics (see http://www.chartermac.com).

On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of the general partner of the Related General Partner. RCC Manager LLC is also the Managing Member of the
Freedom General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. Alan P. Hirmes replaced Stephen
M. Ross as Director of the Related General Partner and also replaced Michael Brenner as Director of the Freedom General Partner, each effective April 1, 2004 as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his resignation, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of the general partner of the Related General Partner and Executive Vice President of the Freedom General Partner. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of the general partner of the Related General Partner and Executive Vice President of the Freedom General Partner.

Certain information concerning the directors and executive officers of each of the General Partners is set forth below.

The Related General Partner
---------------------------

Related Freedom Associates Inc., ("RFAI") is the sole general partner of Related Freedom Associates L.P.

Name                Position
-----------------   ----------------------

Alan P. Hirmes      Director and President

Marc D. Schnitzer   Senior Vice President

Glenn F. Hopps      Treasurer

ALAN P. HIRMES, 51, is the Director and President of the Related General Partner. Mr. Hirmes has been a certified public accountant in New York since 1978. Prior to joining CharterMac Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also the Managing Director of CharterMac Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

MARC D. SCHNITZER, 45, is responsible both for financial restructurings of real estate properties and directing CharterMac Capital's acquisition of properties generating Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining CharterMac Capital, LLC in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer of CharterMac. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 43, joined CharterMac Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

The Freedom General Partner
---------------------------

The officers and directors of the Freedom General Partner are as follows:

Name                Position
-----------------   ------------------------

Alan P. Hirmes      Director and President

Marc D. Schnitzer   Executive Vice President

Glenn F. Hopps      Treasurer

Biographical information with respect to Messrs. Hirmes, Schnitzer and Hopps is set forth above.

Item 11. Executive Compensation

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partners collectively hold a 1% interest in all profits, losses and distributions attributable to operations and a subordinated 15% interest in such items attributable to sales and refinancings. Certain directors and officers of the General Partners receive compensation from the General Partner and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 7 to the Financial Statements in Item 8 above, which is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

                              Name and address of     Amount and Nature of
     Title of Class           Beneficial Ownership    Beneficial Ownership     Percentage of Class
--------------------------    --------------------    ---------------------    -------------------
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

Except as set forth below, no person (other than the Assignor Limited Partner) was known by the Partnership to be the beneficial owner of more than five percent of the limited partnership interests in the Partnership and/or BACs and neither the General Partners nor any director or officer of the General Partners owns any Limited Partnership Interests or BACs.

                                                     Amount and Nature of       Percentage
        Name of Beneficial Owner (1)                 Beneficial Ownership        of Class
-------------------------------------------------  ------------------------  -----------------
Lehigh Tax Credit Partners, Inc.                     8,375.66(2)(3)              11.5%
J. Michael Fried                                     8,375.66(2)(3)(4)           11.5%
Alan P. Hirmes                                       8,375.66(2)(3)(4)           11.5%
Stuart J. Boesky                                     8,375.66(2)(3)(4)           11.5%
Marc D. Schnitzer                                           -                       -
Glenn F. Hopps                                              -                       -
All directors and executive officers of RFAI
  and The Freedom General Partner as a group
  (six persons)                                      8,375.66(2)(3)(4)           11.5%

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in schedule 13D filed by the Partnership, Lehigh Tax Credit L.L.C. ("Lehigh") and Lehigh Tax Credit Partners, Inc. (the "Managing Member") on October 24, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated August 26, 1997 among the Partnership, Lehigh and Related Freedom Associates L.P. ("RFA") (the "Standstill Agreement"), Lehigh agreed that, prior to August 26, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates (including Lehigh Tax Credit Partners II, LLC ("Lehigh II")) not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13(d)(3) of the Exchange Act) with respect to any voting securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three percent (3%) or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh is entitled to vote its BACs as it determines with regard to any proposal (i) to remove RFA as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of RFA or its affiliates.

(3) As of May 8, 2006, Lehigh held 4,192.83 BACs and Lehigh II held 4,182.83 BACs which constitutes approximately 11.5% of the outstanding BACs owned.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein, except J. Michael Fried and Stuart
J. Boesky, who own only an economic interest.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees by Friedman LLP and its affiliates for professional services rendered for the audit of the Partnership's annual financial statements for the years ended March 31, 2006 and 2005 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $67,000 and $59,500, respectively.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns were $8,700 for each of the years ended December 31, 2005 and 2004.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                                      PART IV

Item 15. Exhibits and Financial Statement Schedules

                                                                                                 Sequential
                                                                                                    Page
                                                                                                 -----------

(a) 1.   Financial Statements
         --------------------
         Report of Independent Registered Public Accounting Firm                                      17

         Consolidated Balance Sheets as of March 31, 2006 and 2005                                    60

         Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and           61
           2004

         Consolidated Statements of Changes in Partners' Capital (Deficit) for the years ended
           March 31, 2006, 2005 and 2004                                                              62

         Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and           63
           2004

         Notes to Consolidated Financial Statements                                                   64

(a) 2.   Financial Statement Schedules
         -----------------------------

         Report of Independent Registered Public Accounting Firm                                      89

         Schedule I - Condensed Financial Information of Registrant                                   90

         Schedule III - Real Estate and Accumulated Depreciation                                      93

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

(21)     Subsidiaries of the Registrant                                                               84

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)                                   87

(32.1)   Certification  Pursuant to Rule  13a-14(b) or Rule 15d-14(b) and Section 1350 of Title       88
         18 of the United States Coded (18 U.S.C. 1350)

                                                                  Jurisdiction
                                                                 of Organization
                                                                 ---------------

(c)     Subsidiaries of the Registrant (Exhibit 21)
        -------------------------------------------

        Twin Trees Apartments                                           UT
        Bennion Park Apartments (Mulberry)                              UT
        Hunters Chase Apartments                                        AL
        Wilshire Park Apartments                                        AL
        Bethel Park Apartments                                          OH
        Zebulon Park Apartments                                         OH
        Tivoli Place Apartments                                         TN
        Northwood Apartments                                            FL
        Oxford Trace Apartments                                         SC
        Ivanhoe Apartments Limited Partnership                          UT
        Washington Brooklyn Limited Partnership                         NY
        C.H. Development Group Associates (Manhattan B)                 NY
        Davidson Court Limited Partnership                              NY
        Magnolia Mews Limited Partnership                               PA
        CLM Equities Limited Partnership (Morris Avenue)                NY
        Victoria Manor Associates                                       CA
        Ogontz Hall Investors                                           PA
        Eagle Ridge Limited Partnership                                 WI
        Nelson Anderson Affordable Housing Limited Partnership          NY
        Conifer Irondequoit Associates (Abraham Lincoln)                NY
        Middletown Associates (Wilson Street)                           PA
        Lauderdale Lakes Associates, Ltd.                               FL
        Flipper Temple Associates Limited Partnership                   GA
        220 Cooper Street Associates Limited Partnership                NJ
        Pecan Creek                                                     OK
        363 Grand Vendome Associates Limited Partnership                NY
        New Augusta Ltd. (Rainer Villas)                                AL
        Pine Shadow Apartments                                          MS
        Windsor Place Apartments                                        AL
        Brookwood Apartments, Ltd.                                      AL
        Heflin Hills Apartments, Ltd.                                   AL
        Shadowood Apts., Ltd.                                           AL
        Brittany Associates, Ltd.                                       MS
        Hidden Valley Apartments                                        AL
        Westbrook Square Limited Partnership                            MS
        Warsaw Elderly Housing Ltd. (Royal Pines Apts.)                 KY
        West Hill Square Apts., Ltd.                                    AL
        Elmwood Associates                                              MS
        Harmony Gate Associates                                         CA

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


                          FREEDOM TAX CREDIT PLUS L.P.


                                      By:  RELATED FREEDOM ASSOCIATES L.P.
                                           a general partner


                                           By:  RELATED FREEDOM ASSOCIATES INC.,
                                                a general partner

Date:  June 27, 2006
       -------------

                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes,
                                                    Director and President



                                           By:  FREEDOM GP INC.
                                                a general partner

Date:  June 27, 2006
       -------------
                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes
                                                    Director and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

    Signature                              Title                                 Date
------------------    ---------------------------------------------------    -------------
/s/ Alan P. Hirmes    Director and President (Principal Executive and
------------------    Principal Financial Officer) of Related Freedom        June 27, 2006
Alan P. Hirmes        Associates,Inc. and Freedom GP Inc.                    -------------


/s/ Glenn F. Hopps
------------------    Treasurer (Principal Accounting Officer) of Related    June 27, 2006
Glenn F. Hopps        Freedom Associates, Inc.                               -------------

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (collectively, the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ended March 31, 2006 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the controlling entities of the General Partners:

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



         Date:  June 27, 2006
                -------------
                                                      By:  /s/ Alan P. Hirmes
                                                           ------------------
                                                           Alan P. Hirmes
                                                           Principal Executive
                                                           Officer and
                                                           Principal  Financial
                                                           Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Principal Executive Officer and
    Principal Financial Officer
    June 27, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------



TO THE PARTNERS OF
FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES


In connection with our audits of the consolidated financial statements of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES included in the Form 10-K as presented in our opinion dated June 23, 2006, we have also audited supporting
Schedule I as of March 31, 2006 and 2005 and for the years ended March 31, 2006, 2005 and 2004, and Schedule III as of March 31, 2006 and for the years ended March 31, 2006, 2005 and 2004. In our opinion, based on our audits, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.






/s/ Friedman LLP
New York, New York
June 23, 2006

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)



                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                March 31,
                                                                     ------------------------------
                                                                         2006              2005
                                                                     ------------      ------------
Cash and cash equivalents                                            $  2,281,735      $     81,271
Investment in subsidiary partnerships, carried on an equity basis       3,090,682         6,255,312
                                                                     ------------      ------------

Total assets                                                         $  5,372,417      $  6,336,583
                                                                     ============      ============


                        LIABILITIES AND PARTNER'S DEFICIT


Due to general partner and affiliates                                $  9,314,244      $  8,400,538
Accounts payable and other liabilities                                  1,969,046            54,874
                                                                     ------------      ------------
Total liabilities                                                      11,283,290         8,455,412
                                                                     ------------      ------------

Partners' deficit                                                      (5,910,873)       (2,118,829)
                                                                     ------------      ------------

Total liabilities and partners' deficit                              $  5,372,417      $  6,336,583
                                                                     ============      ============

                                           FREEDOM TAX CREDIT PLUS L.P.
                                                    SCHEDULE I
                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                                        CONDENSED STATEMENTS OF OPERATIONS

                                                          Year Ended March 31,
                                              -----------------------------------------
                                                  2006           2005           2004
                                              -----------    -----------    -----------
Income

Other income                                  $   171,862    $    10,404    $    35,374
                                              -----------    -----------    -----------


Expenses


Equity in losses of subsidiary partnerships     2,651,688      3,163,835      2,813,143
General and administrative                        238,053        115,972         69,472
General and administrative-related parties      1,074,165        950,235        907,723
                                              -----------    -----------    -----------

Total Expenses                                  3,963,906      4,230,042      3,790,338
                                              -----------    -----------    -----------

Net loss                                      $(3,792,044)   $(4,219,638)   $(3,754,964)
                                              ===========    ===========    ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Year Ended March 31,
                                                       -----------------------------------------
                                                           2006           2005           2004
                                                       -----------    -----------    -----------
Net loss                                               $(3,792,044)   $(4,219,638)   $(3,751,426)
                                                       -----------    -----------    -----------

 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Equity in losses of subsidiary partnerships            2,651,688      3,163,835      2,809,605

  Loss on sale                                              81,351              0              0

  Increase (decrease) in liabilities:

  Due to general partner and affiliates                    913,706        969,889        900,629

  Deferred revenue from sale of properties               1,888,040              0              0

  Accounts payable and other liabilities                    26,756          9,958           (391)
                                                       -----------    -----------    -----------

  Total adjustments                                      5,561,541      4,143,682      3,709,843
                                                       -----------    -----------    -----------

Net cash provided by (used in) operating activities      1,769,497        (75,956)       (41,583)
                                                       -----------    -----------    -----------

Cash flows from investing activities:

Distributions from subsidiaries                             24,060        138,247         15,544

Contributions from related party sales                     406,907              0              0
                                                       -----------    -----------    -----------

Net cash provided by investing activities                  430,967        138,247         15,544
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents     2,200,464         62,291        (26,039)

Cash and cash equivalents, beginning of year                81,271         18,980         45,019
                                                       -----------    -----------    -----------

Cash and cash equivalents, end of year                 $ 2,281,735    $    81,271    $    18,980
                                                       ===========    ===========    ===========

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2006

                                                          Initial Cost to Partnership
                                                          ---------------------------
                                                                                             Cost        Purchase Price
                                                                                          Capitalized    Adjustments (B)
                                                                        Buildings and    Subsequent to    Buildings and
            Description                  Encumbrances        Land        Improvements     Acquisition      Improvements
-------------------------------------    ------------     -----------   -------------    -------------   ---------------
Parkside Townhouses
  York, PA (E)                           $          0     $   263,231    $  4,439,564     $(4,702,795)     $         0
Twin Trees
  Layton, UT (F)                            1,047,306         112,401       2,668,179         243,080          (47,642)
Bennion (Mulberry)
  Taylorsville, UT (F)                      1,994,354         258,000       4,934,447         835,758          (22,842)
Hunters Chase
  Madison, AL (F)                           2,296,266         411,100       5,616,330      (1,350,349)        (713,028)
Bethel Park
  Bethel, OH (F)                            1,758,335         141,320       5,365,882         489,449         (846,229)
Zebulon Park
  Owensville, OH (F)                        1,478,441         165,000       4,187,880         434,527         (542,936)
Tivoli Place
  Murphreesboro, TN (F)                     1,409,208         267,500       4,146,759         410,466         (207,625)
Northwood
  Jacksonville, FL (F)                      2,545,103         494,900       6,630,321         619,169         (294,886)
Oxford Trace
  Aiken, SC (F)                               658,170         162,000       1,725,512        (576,103)        (161,049)
Wilshire
  Huntsville, AL (F)                        1,574,484         178,497       4,014,281        (794,635)        (432,405)
Ivanhoe
  Salt Lake City, UT (E)                      322,986          41,000       1,136,915          33,554                0
Washington Avenue
  Brooklyn, NY                                325,000          42,485       2,843,351          73,904                0
C.H. Development (Manhattan B)
  New York, NY                              1,258,929               3       3,294,688        (164,887)               0
Davidson Court
  Staten Island, NY (E)                             0          96,892         773,052          37,064                0
Magnolia Mews
  Philadelphia, PA                          1,520,971         200,000         668,007       2,419,836                0
Oaks Village
  Whiteville, NC (E)                                0          63,548       1,799,849      (1,863,397)               0
Greenfield Village
  Dunn, NC (E)                                      0          78,296       1,806,126      (1,884,422)               0
Morris Avenue (CLM Equities)
  Bronx, NY (E)                             2,079,467               2       4,767,049         598,304                0
Victoria Manor
  Riverside, CA                             2,036,689         615,000       5,340,962        (153,198)               0
Ogontz Hallz
  Philadelphia, PA                          2,175,375               0         328,846       3,454,664                0
Eagle Ridge
  Stoughton, WI (F)                         1,496,198         321,594       2,627,385         184,877                0
Nelson Anderson
  Bronx, NY (E)                             3,162,790               2       6,524,096         241,687                0
Conifer Irondequoit (Abraham Lincoln)
  Irondequoit, NY                           2,657,591          20,000       5,407,108          96,415                0
Wilson Street Apts. (Middletown)
  Middletown, PA                            1,673,496          38,449               0       3,461,004                0
Lauderdale Lakes
  Lauderdale Lakes, FL (F)                  4,645,253         873,973       3,976,744       5,817,148                0
Flipper Temple
  Atlanta, GA                               2,461,135          70,519       4,907,110         699,720                0
220 Cooper Street
  Camden, NJ                                  922,071          41,000               0       3,686,468                0
                                         Gross Amount at which Carried at Close of Period
                                         ------------------------------------------------

                                                          Buildings and
            Description                        Land       Improvements       Total(A)
-------------------------------------       -----------   -------------    ------------
Parkside Townhouses
  York, PA (E)                              $         0    $          0    $          0
Twin Trees
  Layton, UT (F)                                115,125       2,860,882       2,976,007
Bennion (Mulberry)
  Taylorsville, UT (F)                          260,565       5,744,798       6,005,363
Hunters Chase
  Madison, AL (F)                               413,665       3,550,388       3,964,053
Bethel Park
  Bethel, OH (F)                                143,885       5,006,537       5,150,422
Zebulon Park
  Owensville, OH (F)                            167,565       4,076,906       4,244,471
Tivoli Place
  Murphreesboro, TN (F)                         270,065       4,347,035       4,617,100
Northwood
  Jacksonville, FL (F)                          497,465       6,952,039       7,449,504
Oxford Trace
  Aiken, SC (F)                                 164,564         985,796       1,150,360
Wilshire
  Huntsville, AL (F)                            181,060       2,784,678       2,965,738
Ivanhoe
  Salt Lake City, UT (E)                         41,000       1,136,929       1,177,929
Washington Avenue
  Brooklyn, NY                                   44,162       2,915,578       2,959,740
C.H. Development (Manhattan B)
  New York, NY                                    1,680       3,128,124       3,129,804
Davidson Court
  Staten Island, NY (E)                          96,892         776,576         873,468
Magnolia Mews
  Philadelphia, PA                              201,677       3,086,166       3,287,843
Oaks Village
  Whiteville, NC (E)                                  0               0               0
Greenfield Village
  Dunn, NC (E)                                        0               0               0
Morris Avenue (CLM Equities)
  Bronx, NY (E)                                       2       5,331,827       5,331,829
Victoria Manor
  Riverside, CA                                 616,677       5,186,101       5,802,778
Ogontz Hallz
  Philadelphia, PA                                1,677       3,781,833       3,783,510
Eagle Ridge
  Stoughton, WI (F)                             323,271       2,810,585       3,133,856
Nelson Anderson
  Bronx, NY (E)                                       2       6,732,243       6,732,245
Conifer Irondequoit (Abraham Lincoln)
  Irondequoit, NY                                21,677       5,501,846       5,523,523
Wilson Street Apts. (Middletown)
  Middletown, PA                                 40,126       3,459,327       3,499,453
Lauderdale Lakes
  Lauderdale Lakes, FL (F)                      875,668       9,792,197      10,667,865
Flipper Temple
  Atlanta, GA                                    72,196       5,605,153       5,677,349
220 Cooper Street
  Camden, NJ                                     42,677       3,684,791       3,727,468
                                                                                           Life on which
                                                                                          Depreciation in
                                                           Year of                         Latest Income
                                         Accumulated     Construction/        Date        Statements are
            Description                  Depreciation     Renovation        Acquired      Computed (C)(D)
-------------------------------------    ------------    -------------     ----------     ---------------
Parkside Townhouses
  York, PA (E)                           $          0        1989          Sept. 1990          27.5
Twin Trees
  Layton, UT (F)                            1,670,018        1989           Oct. 1990          27.5
Bennion (Mulberry)
  Taylorsville, UT (F)                      3,429,931        1989           Oct. 1990          27.5
Hunters Chase
  Madison, AL (F)                           2,630,451        1989           Oct. 1990          27.5
Bethel Park
  Bethel, OH (F)                            3,096,268        1989           Oct. 1990          27.5
Zebulon Park
  Owensville, OH (F)                        2,472,462        1989           Oct. 1990          27.5
Tivoli Place
  Murphreesboro, TN (F)                     2,602,979        1989           Oct. 1990          27.5
Northwood
  Jacksonville, FL (F)                      4,128,107        1989           Oct. 1990          27.5
Oxford Trace
  Aiken, SC (F)                               845,584        1989           Oct. 1990          27.5
Wilshire
  Huntsville, AL (F)                        1,858,592        1989           Oct. 1990          27.5
Ivanhoe
  Salt Lake City, UT (E)                      587,149        1991           Jan. 1991          27.5
Washington Avenue
  Brooklyn, NY                              1,430,328        1991           Jan. 1991          27.5
C.H. Development (Manhattan B)
  New York, NY                              1,903,691        1991           Jan. 1991          27.5
Davidson Court
  Staten Island, NY (E)                       350,026        1991           Mar. 1991          27.5
Magnolia Mews
  Philadelphia, PA                          1,548,578        1991           Mar. 1991          27.5
Oaks Village
  Whiteville, NC (E)                                0        1991           Mar. 1991          27.5
Greenfield Village
  Dunn, NC (E)                                      0        1991           Mar. 1991          27.5
Morris Avenue (CLM Equities)
  Bronx, NY (E)                             2,646,157        1991           Apr. 1991          27.5
Victoria Manor
  Riverside, CA                             2,708,585        1991           Apr. 1991          27.5
Ogontz Hallz
  Philadelphia, PA                          1,921,846        1990           Apr. 1991          27.5
Eagle Ridge
  Stoughton, WI (F)                         1,849,562        1991            May 1991          27.5
Nelson Anderson
  Bronx, NY (E)                             3,410,644        1991           June 1991          27.5
Conifer Irondequoit (Abraham Lincoln)
  Irondequoit, NY                           2,921,631        1991          Sept. 1991          27.5
Wilson Street Apts. (Middletown)
  Middletown, PA                            1,547,388        1991          Sept. 1991          27.5
Lauderdale Lakes
  Lauderdale Lakes, FL (F)                  3,596,435        1991           Oct. 1991          40
Flipper Temple
  Atlanta, GA                               2,456,397        1991           Oct. 1991          27.5
220 Cooper Street
  Camden, NJ                                1,890,441        1991           Dec. 1991          27.5

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2006
                                   (continued)

                                                          Initial Cost to Partnership
                                                          ---------------------------
                                                                                             Cost        Purchase Price
                                                                                          Capitalized    Adjustments (B)
                                                                        Buildings and    Subsequent to    Buildings and
            Description                  Encumbrances        Land        Improvements     Acquisition      Improvements
-------------------------------------    ------------     -----------   -------------    -------------   ---------------
Vendome
  Brooklyn, NY                              2,559,658          12,000       4,867,584         220,536                0
Pecan Creek
  Tulsa, OK                                   984,135          50,000       1,484,923         233,586                0
New Augusta Ltd. (Rainer Villas)
  New Augusta, AL                             699,647          15,000         939,681         122,997                0
Pine Shadow Apts
  Waveland, MS                              1,610,199          74,550       2,117,989         208,141                0
Windsor Place Apts
  Wedowee, AL                                 750,086          40,000         904,888          63,308                0
Brookwood Apts
  Foley, AL                                 1,240,142          68,675       1,517,190          91,937                0
Heflin Hills Apts
  Heflin, AL                                  727,761          50,000         841,300          55,259                0
Shadowood Apts
  Stevenson, AL                               729,901          27,000         898,800          22,347                0
Brittany Apartments
  DeKalb, MS                                  675,393          20,000         843,592          66,202                0
Hidden Valley Apts
  Brewton, AL                               1,192,119          68,000       1,637,840         100,388                0
Westbrook Square L.P.
  Carthage, MS                              1,007,555          40,000       1,254,957          69,751                0
Warsaw Elderly Housing Ltd.
  Warsaw, KY                                1,114,843          98,819       1,333,606          21,772                0
West Hill Square Apts. Ltd.
  Gordo, AL                                   752,975          60,000         954,020          46,245                0
Elmwood Assoc
  Picayune, MS                                694,878          81,500         829,183          66,416                0
Harmony Gate Assoc
  Los Angeles, CA                           3,626,851               0       9,757,807         181,291                0

Less discontinued operations              (26,468,361)     (3,929,256)    (67,140,371)      1,223,177        3,268,642
                                         ------------     -----------    ------------     -----------      -----------

                                         $ 33,397,400     $ 1,733,000    $ 52,973,432     $15,140,661      $         0
                                         ============     ===========    ============     ===========      ===========

                                         Gross Amount at which Carried at Close of Period
                                         ------------------------------------------------


                                                          Buildings and                    Accumulated
            Description                        Land       Improvements       Total(A)      Depreciation
-------------------------------------       -----------   -------------    ------------    ------------
Vendome
  Brooklyn, NY                                   13,677       5,086,443       5,100,120       3,435,493
Pecan Creek
  Tulsa, OK                                      50,161       1,718,348       1,768,509         748,773
New Augusta Ltd. (Rainer Villas)
  New Augusta, AL                                15,161       1,062,517       1,077,678         406,116
Pine Shadow Apts
  Waveland, MS                                   74,711       2,325,969       2,400,680       1,077,865
Windsor Place Apts
  Wedowee, AL                                    40,161         968,035       1,008,196         382,680
Brookwood Apts
  Foley, AL                                      68,836       1,608,966       1,677,802         638,323
Heflin Hills Apts
  Heflin, AL                                     50,161         896,398         946,559         374,952
Shadowood Apts
  Stevenson, AL                                  27,161         920,986         948,147         362,778
Brittany Apartments
  DeKalb, MS                                     20,161         909,633         929,794         351,838
Hidden Valley Apts
  Brewton, AL                                    68,161       1,738,067       1,806,228         690,821
Westbrook Square L.P.
  Carthage, MS                                   40,161       1,324,547       1,364,708         522,868
Warsaw Elderly Housing Ltd.
  Warsaw, KY                                     98,980       1,355,217       1,454,197         505,631
West Hill Square Apts. Ltd.
  Gordo, AL                                      60,161       1,000,104       1,060,265         387,632
Elmwood Assoc
  Picayune, MS                                   81,661         895,438         977,099         329,733
Harmony Gate Assoc
  Los Angeles, CA                                   161       9,938,937       9,939,098       4,839,913

Less discontinued operations                 (3,550,953)    (62,892,712)    (66,443,665)    (35,174,307)
                                            -----------    ------------    ------------    ------------

                                            $ 1,751,865    $ 68,095,228    $ 69,847,093    $ 33,384,359
                                            ===========    ============    ============    ============

                                                                             Life on which
                                                                            Depreciation in
                                             Year of                         Latest Income
                                           Construction/        Date        Statements are
            Description                     Renovation        Acquired      Computed (C)(D)
-------------------------------------      -------------     ----------     ---------------
Vendome
  Brooklyn, NY                                 1991           Dec. 1991          20
Pecan Creek
  Tulsa, OK                                    1991           Dec. 1991          27.5
New Augusta Ltd. (Rainer Villas)
  New Augusta, AL                              1991           Dec. 1991          27.5
Pine Shadow Apts
  Waveland, MS                                 1991           Dec. 1991          27.5
Windsor Place Apts
  Wedowee, AL                                  1991           Dec. 1991          27.5
Brookwood Apts
  Foley, AL                                    1991           Dec. 1991          27.5
Heflin Hills Apts
  Heflin, AL                                   1991           Dec. 1991          27.5
Shadowood Apts
  Stevenson, AL                                1991           Dec. 1991          27.5
Brittany Apartments
  DeKalb, MS                                   1990           Dec. 1991          27.5
Hidden Valley Apts
  Brewton, AL                                  1991           Dec. 1991          27.5
Westbrook Square L.P.
  Carthage, MS                                 1990           Dec. 1991          27.5
Warsaw Elderly Housing Ltd.
  Warsaw, KY                                   1991           Dec. 1991          27.5
West Hill Square Apts. Ltd.
  Gordo, AL                                    1991           Dec. 1991          27.5
Elmwood Assoc
  Picayune, MS                                 1991           Dec. 1991          27.5
Harmony Gate Assoc
  Los Angeles, CA                              1992           Jan. 1992          27.5

(A)  Aggregate cost for federal income tax purposes, $146,576,191.
(B) Rental guarantees and development deficit guarantees for GAAP purposes are treated as a reduction of the asset.
(C) Furniture and fixtures, included with buildings and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 7 years.
(D) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership from date of acquisition.
(E) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2006.
(F) These properties are included in discontinued operations for the year ended March 31, 2006. See Note 12 in Item 8, Financial Statements and Supplementary Data.
(G)  Reconciliation of Real Estate owned:

                                       Cost of Property and Equipment                        Accumulated Depreciation
                               -----------------------------------------------    -----------------------------------------------
                                                                     Years Ended March 31,
                               --------------------------------------------------------------------------------------------------
                                   2006             2005              2004            2006             2005              2004
                               -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of year   $ 144,777,331    $ 144,210,167    $ 143,202,053    $  68,560,673    $  63,733,516    $  58,927,642
Additions during year:
Improvements                         741,465          749,123        1,017,659
Discontinued operations and
dispositions                     (75,671,703)        (181,959)          (9,545)     (39,899,656)            (706)          (5,513)
Depreciation expense                                                                  4,723,342        4,827,863        4,811,387
                               -------------    -------------    -------------    -------------    -------------    -------------

Balance at close of year       $  69,847,093    $ 144,777,331    $ 144,210,167    $  33,384,359    $  68,560,673    $  63,733,516
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