Form 10-Q
period 2006-06-30
FREEDOM TAX CREDIT PLUS LP
filed 2006-08-09
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2006


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24652

                          FREEDOM TAX CREDIT PLUS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Delaware                                              13-3533987
--------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                    --------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          June 30,         March 31,
                                                                            2006             2006
                                                                        ------------     ------------
                                                                         (Unaudited)       (Audited)
ASSETS

Operating assets
  Property and equipment - (at cost, net of accumulated depreciation
    of $30,565,077 and $33,384,359, respectively)                       $ 33,341,020     $ 36,462,734
  Cash and cash equivalents                                                1,673,237        3,404,395
  Cash held in escrow                                                      3,642,195        3,734,746
  Deferred costs (net of accumulated amortization of $192,980 and
    $189,345, respectively)                                                  255,947          259,582
  Other assets                                                               893,624          851,970
                                                                        ------------     ------------

Total operating assets                                                    39,806,023       44,713,427
                                                                        ------------     ------------

Assets related to held for sale (Note 5)
  Property and equipment held for sale (net of accumulated
    depreciation of $31,728,145 and $35,174,311, respectively)            26,092,716       31,269,354
  Assets held for sale                                                     2,066,239        3,531,615
                                                                        ------------     ------------
  Total assets - held for sale                                            28,158,955       34,800,969
                                                                        ------------     ------------

Total Assets                                                            $ 67,964,978     $ 79,514,396
                                                                        ============     ============

LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities
  Mortgage notes payable                                                $ 31,691,299     $ 33,397,400
  Accounts payable and other liabilities                                   3,537,603        5,291,827
  Due to local general partners and affiliates                             1,176,506        1,181,186
  Due to general partners and affiliates (Note 2)                          7,683,464        9,666,054
                                                                        ------------     ------------

Total operating liabilities                                               44,088,872       49,536,467
                                                                        ------------     ------------

Liabilities related to held for sale (Note 5)
  Mortgage notes payable of assets held for sale                          22,340,989       26,468,361
  Liabilities held for sale including minority interest                    7,880,759        6,455,851
                                                                        ------------     ------------
  Total liabilities - held for sale                                       30,221,748       32,924,212
                                                                        ------------     ------------

Total liabilities                                                         74,310,620       82,460,679
                                                                        ------------     ------------

Minority interests                                                         1,464,496        2,968,663
                                                                        ------------     ------------

Commitments and contingencies (Note 6)

Partners' deficit:
Limited partners (72,896 BACs issued and outstanding)                     (7,051,391)      (5,175,151)
General partners                                                            (758,747)        (739,795)
                                                                        ------------     ------------

Total partners' deficit                                                   (7,810,138)      (5,914,946)
                                                                        ------------     ------------

Total liabilities and partners' deficit                                 $ 67,964,978     $ 79,514,396
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                      June 30,
                                                                             ---------------------------
                                                                                 2006           2005*
                                                                             -----------     -----------
Operations:

Revenues
Rental income                                                                $ 1,571,357     $ 1,563,923
Other                                                                            239,035         273,499
                                                                             -----------     -----------
Total revenues                                                                 1,810,392       1,837,422
                                                                             -----------     -----------

Expenses:
General and administrative                                                       329,417         291,624
General and administrative-related parties (Note 2)                              361,376         352,595
Repairs and maintenance                                                          275,643         444,290
Operating and other                                                              211,313         176,165
Real estate taxes                                                                116,051         123,305
Insurance                                                                         98,210          92,205
Financial                                                                        464,947         477,613
Depreciation and amortization                                                    518,375         520,515
                                                                             -----------     -----------

Total expenses                                                                 2,375,332       2,478,312
                                                                             -----------     -----------

Loss before minority interest and discontinued operations                       (564,940)       (640,890)

Minority interest in loss of subsidiaries from operations                          4,088           5,151
                                                                             -----------     -----------

Loss from continuing operations                                                 (560,852)       (635,739)

Discontinued Operations:
Loss from discontinued operations (including minority interest) (Note 5)      (1,334,340)       (983,233)
                                                                             -----------     -----------
Net loss                                                                     $(1,895,192)    $(1,618,972)
                                                                             ===========     ===========

Loss from continuing operations - limited partners                           $  (555,243)    $  (629,381)
Loss from discontinued operations (including minority interest) - limited
  partners                                                                    (1,320,997)       (973,401)
                                                                             -----------     -----------
Net loss - limited partners                                                  $(1,876,240)    $(1,602,782)
                                                                             ===========     ===========

Number of BACs outstanding                                                        72,896          72,896
                                                                             ===========     ===========

Loss from continuing operations per BAC                                      $     (7.62)    $     (8.63)
Loss from discontinued operations per BAC                                         (18.12)         (13.36)
                                                                             -----------     -----------

Net loss per BAC                                                             $    (25.74)    $    (21.99)
                                                                             ===========     ===========


*  Reclassified for comparative purposes

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                              IN PARTNERS' DEFICIT
                                   (Unaudited)


                                                      Limited         General
                                        Total         Partners        Partners
                                     -----------     -----------     -----------
Partners' deficit - April 1, 2006    $(5,914,946)    $(5,175,151)    $  (739,795)

Net loss                              (1,895,192)     (1,876,240)        (18,952)
                                     -----------     -----------     -----------

Partners' deficit - June 30, 2006    $(7,810,138)    $(7,051,391)    $  (758,747)
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                    ---------------------------
                                                                                       2006            2005*
                                                                                    -----------     -----------
Cash flows from operating activities:

Net loss                                                                            $(1,895,192)    $(1,618,972)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

   Loss on sale of properties                                                            83,655               0
   Loss on impairment of fixed assets                                                   400,000         555,000
   Depreciation and amortization                                                        890,131       1,251,712
   Minority interest in loss of subsidiaries                                            697,657         (21,645)
   Increase in cash held in escrow                                                      (81,162)        (34,573)
   Increase in other assets                                                            (285,829)       (511,585)
   (Decrease) increase in accounts payable and other liabilities                     (1,846,145)      1,056,182
   (Decrease) increase in due to general partners and affiliates                     (2,049,503)        213,815
   Increase in due to local general partners and affiliates                              16,166         142,590
   Decrease in due to local general partners and affiliates                             (21,749)       (174,047)
                                                                                    -----------     -----------
Net cash (used in) provided by operating activities                                  (4,091,971)        858,477
                                                                                    -----------     -----------

Cash flows from investing activities:

   Acquisition of property and equipment                                               (208,061)        (32,179)
                                                                                    -----------     -----------

Net cash provided by investing activities                                              (208,061)        (32,179)
                                                                                    -----------     -----------

Cash flows from financing activities:

   Repayments of mortgage notes                                                        (303,237)       (296,613)
   Increase (decrease) in capitalization of consolidated subsidiaries
     attributable to minority interest                                                2,112,800         (96,308)
                                                                                    -----------     -----------

Net cash provided by (used in) financing activities                                   1,809,563        (392,921)
                                                                                    -----------     -----------

Net (decrease) increase in cash and cash equivalents                                 (2,490,469)        433,377

Cash and cash equivalents at beginning of period                                      4,672,266       2,150,450
                                                                                    -----------     -----------

Cash and cash equivalents at end of period**                                        $ 2,181,797     $ 2,583,827
                                                                                    ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                                                $   897,583     $   940,341
                                                                                    ===========     ===========

Summarized below are the components of the loss on sale of properties:

   Decrease in property and equipment, net of accumulated depreciation              $ 7,260,685     $         0
   Decrease in cash held in escrow                                                      564,692               0
   Decrease in rents receivable                                                          47,376               0
   Decrease in other assets                                                             418,801               0
   Decrease in mortgage notes payable                                                (5,530,236)              0
   Increase in accounts payable and other liabilities                                   312,394               0
   Decrease in due to general partners and affiliates                                   (87,000)              0
   Decrease in due to local general partners and affiliate                             (240,769)              0
   Decrease in deferred costs                                                            52,318               0
   Decrease in capitalization of consolidated subsidiaries attributable to
     minority interest                                                               (2,714,606)              0


See Note 5 for cash flows from discontinued operations.

*    Reclassified for comparative purposes.
**   Cash  and  cash  equivalents,   end  of  period,  includes  cash  and  cash
     equivalents   from   discontinued   operations  of  $508,560  and  $62,794,
     respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



Note 1 - General

The condensed consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and 39 subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of Related Freedom Associates L.P., a Delaware limited partnership and Freedom GP Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnership (each a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of June 30, 2006, the Partnership has sold its limited partnership interest in seven Local Partnerships and the property and the related assets and liabilities of five Local Partnerships were sold (see Note 3). In addition, the Partnership has entered into agreements for the sale of eight Local Partnerships (see Note 4). No assurance can be given as to whether or when these sales will actually occur. Subsequently, on July 26, 2006, the related assets and liabilities of one Local Partnership were sold (see Note 7).

The Partnership's fiscal quarter ends on June 30. All subsidiaries have fiscal quarters ending March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $0 and $22,000 for the three months ended June 30, 2006 and 2005, respectively. These amounts include approximately $0 and $11,000, respectively, which were related to discontinued operations. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of June 30, 2006, its results of operations and cash flows for the three months ended June 30, 2006 and 2005. However, the operating results and cash flows for the three months ended June 30, 2006 may not be indicative of the results for the entire year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.


Note 2 - Related Party Transactions

The costs incurred to related parties from operations for the three months ended June 30, 2006 and 2005 were as follows:


                                                             Three Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2006        2005*
                                                            --------    --------
Partnership management fees (a)                             $163,875    $169,000
Expense reimbursement (b)                                     52,120      52,190
Local administrative fee (c)                                   6,875       6,750
                                                            --------    --------

Total general and administrative-General Partners            222,870     227,940
                                                            --------    --------
Property management fees incurred to affiliates of the       138,506     124,655
  subsidiary partnerships' general partners (d)
                                                            --------    --------
Total general and administrative-related parties            $361,376    $352,595
                                                            ========    ========


 * Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



The costs incurred to related parties from discontinued operations for the three months ended June 30, 2006 and 2005 were as follows:


                                                                 Three Months Ended
                                                                      June 30,
                                                                --------------------
                                                                  2006        2005*
                                                                --------    --------
Local administrative fee (c)                                    $  5,000    $  6,048
                                                                --------    --------
Total general and administrative-General Partners                  5,000       6,048
                                                                --------    --------
Property management fees incurred to affiliates of the Local
  General Partners (d)                                            76,024      99,215
                                                                --------    --------
Total general and administrative-related parties                $ 81,024    $105,263
                                                                ========    ========


 * Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement and
Certificate of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and Beneficial Assignment Certificates ("BACs") holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $7,381,000 and $7,555,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $227,307 and $274,766 for the three months ended June 30, 2006 and 2005, respectively. Of these fees, $214,530 and $223,870, which include $76,024 and $99,215, respectively, relating to discontinued operations, were incurred to affiliates of the subsidiary partnerships' general partners for the three months ended June 30, 2006 and 2005, respectively.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of June 30, 2006, the Partnership's limited partnership interest in seven Local Partnerships had been sold and the property and the related assets and liabilities of five Local Partnerships were sold. In addition, the Partnership has entered into agreements for the sale of eight Local Partnerships (see Note
4). No assurance can be given as to whether or when these sales will actually occur. Subsequently, on July 26, 2006, the related assets and liabilities of one Local Partnership were sold (see Note 7). All gains and losses on sales are included in discontinued operations.

On June 26, 2006, the property and the related assets and liabilities of Hunters Chase Apartments ("Hunters Chase") were sold to an unaffiliated third party purchaser for a sales price of $2,730,000. The Partnership received $334,074 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,396,000. The sale resulted in a gain of approximately $1,410,000 resulting from the write-off of the deficit basis in the property of approximately $1,410,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Hunters Chase.

On June 26, 2006, the property and the related assets and liabilities of Wilshire Apartments ("Wilshire") were sold to an unaffiliated third party purchaser for a sales price of $1,700,000. The Partnership received $31,856 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,668,000. The sale resulted in a gain of approximately $735,000 resulting from the write-off of the deficit basis in the property of approximately $735,000, which will be recognized on the
Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Wilshire.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



On June 20, 2006, the property and the related assets and liabilities of Bethel Park Apartments ("Bethel Park") were sold to an unaffiliated third party purchaser for a sales price of $2,500,000. The Partnership received $620,159 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,880,000. The sale resulted in a gain of approximately $375,000 resulting from the write-off of the deficit basis in the property of approximately $375,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Bethel Park.

On June 20, 2006, the property and the related assets and liabilities of Zebulon Park Apartments ("Zebulon") were sold to an unaffiliated third party purchaser for a sales price of $2,000,000. The Partnership received $419,978 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,580,000. The sale resulted in a gain of approximately $175,000 resulting from the write-off of the deficit basis in the property of approximately $175,000, which will be recognized on the
Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Zebulon.

On June 5, 2006, the property and the related assets and liabilities of Northwood Apartments of Georgia ("Northwood") were sold to an unaffiliated third party purchaser for a sales price of $6,050,000. The Partnership received $3,195,955 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,854,000. The sale resulted in a gain of approximately $2,303,000 resulting from the write-off of the deficit basis in the property of approximately $2,303,000, which will be recognized on the Partnership's Form 10-Q dated September 30, 2006. The sale resulted in the liquidation of Northwood.

On March 31, 2006, the Partnership's limited partnership interest in Davidson Court Limited Partnership ("Davidson Court") was sold to an affiliate of the general partner of the Local Partnership (the "Local General Partner") for a sales price of $1,100,000. The Partnership received proceeds of $1,066,715 from this sale after the payment of closing costs of approximately $33,000 from the sales price. Because Davidson Court was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $73,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $1,140,121 and the $1,066,715 cash received from the sale. The sale resulted in the liquidation of Davidson Court.

On March  31,  2006,  the  Partnership's  limited  partnership  interest  in CLM
Equities Limited Partnership ("Morris Avenue") was sold to the Local General Partner and its affiliate for a sales price of $265,000. The Partnership received proceeds of $264,990 from this sale. Because Morris Avenue was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $424,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $689,000 and the $264,990 cash received from the sale. The sale resulted in the liquidation of Morris Avenue.

On February 1, 2006, the Partnership's limited partnership interest in Ivanhoe Apartments Limited Partnership ("Ivanhoe") was sold to the Local General Partner for a sales price of $150,000. The Partnership received proceeds of $150,000 from this sale. Because Ivanhoe was sold to a related party of the Local
Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $50,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $200,000 and the $150,000 cash received from the sale. The sale resulted in the liquidation of Ivanhoe.

On January 19, 2006, the Partnership's limited partnership interest in Nelson Anderson Affordable Housing Limited Partners ("Nelson Anderson") was sold to the Local General Partner for a sales price of $490,000. The Partnership received proceeds of $489,990 from this sale. Because Nelson Anderson was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $196,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $686,000 and the $489,990 cash received from the sale. The sale resulted in the liquidation of Nelson Anderson.

On June 20, 2005, the Partnership's limited partnership interest in Parkside Townhomes Associates ("Parkside") was sold to the Local General Partner for a sales price of $650,000. The Partnership received, after the payment of closing costs of approximately $39,000, $161,140 paid in cash at closing and $450,000 pursuant to a promissory note payable to the Partnership (of which approximately $220,000 remains payable to the Partnership at June 30, 2006). During the quarter ended June 30, 2005, in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $555,000. Because Parkside was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $32,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $643,000 and the $611,140 cash received from the sale. The sale resulted in the liquidation of Parkside.


Note 4 - Assets Held for Sale

On May 31, 2006, C-H Development Group Associates ("Manhattan B") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,100,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in September 2006. No assurance can be given that the sale will actually occur. Manhattan B is being held as an asset held for sale as of June 30, 2006. As of March 31, 2006, Manhattan B had property and equipment, at cost, of approximately $3,096,000, accumulated depreciation of approximately $1,921,000 and mortgage debt of approximately $1,239,000.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



On April 20, 2006, Washington Brooklyn Limited Partnership ("Washington") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $60,000. The sales documents have been executed and the initial deposit funds are being held in escrow. Washington is being held as an asset held for sale as of June 30, 2006. During the quarter ended June 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000. See
Note 6 regarding certain contingencies affecting Washington. Subsequently, on July 26, 2006, the property and the related assets and liabilities of Washington were sold (see Note 7).

On March 22, 2006, Eagle Ridge Limited Partnership ("Eagle Ridge") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,000,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place in the fourth calendar quarter of 2006. No assurance can be given that the sale will actually occur. Eagle Ridge is being held as an asset held for sale as of June 30, 2006. As of March 31, 2006, Eagle Ridge had property and equipment, at cost, of approximately $3,100,000, accumulated depreciation of approximately $1,866,000 and mortgage debt of approximately $1,491,000.

On January 30, 2006, Lauderdale Lakes Associates, Ltd. ("Lauderdale Lakes") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $5,900,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in the first calendar quarter of 2007. No assurance can be given that the sale will actually occur. Lauderdale Lakes is being held as an asset held for sale as of June 30, 2006. As of March 31, 2006, Lauderdale Lakes had property and equipment, at cost, of approximately $10,634,000, accumulated depreciation of approximately $3,644,000 and mortgage debt of approximately $4,622,000.

On January 26, 2006, Bennion Park Apartments ("Mulberry") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,900,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. Mulberry is being held as an asset held for sale as of June 30, 2006. As of March 31, 2006, Mulberry had property and equipment, at cost, of approximately $5,965,000, accumulated depreciation of approximately $3,435,000 and mortgage debt of approximately $1,981,000.

On January 26, 2006, Oxford Trace Apartments ("Oxford Trace") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $725,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. Oxford Trace is being held as an asset held for sale as of June 30, 2006. As of March 31, 2006, Oxford Trace had property and equipment, at cost, of approximately $1,101,000, accumulated depreciation of approximately $835,000 and mortgage debt of approximately $654,000.

On January 26, 2006, Tivoli Place Apartments ("Tivoli Place") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $3,050,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. Tivoli Place is being held as an asset held for sale as of June 30, 2006. As of March 31, 2006, Tivoli Place had property and equipment, at cost, of approximately $4,571,000, accumulated depreciation of approximately $2,603,000 and mortgage debt of approximately $1,400,000.

On January 26, 2006, Twin Trees Apartments ("Twin Trees") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,300,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in August 2006. No assurance can be given that the sale will actually occur. Twin Trees is being held as an asset held for sale as of June 30, 2006. As of March 31, 2006, Twin Trees had property and equipment, at cost, of approximately $2,927,000, accumulated depreciation of approximately $1,665,000 and mortgage debt of approximately $1,040,000.


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of June 30, 2006, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees, Eagle Ridge, Lauderdale Lakes, Washington and Manhattan B were classified as discontinued operations in the condensed consolidated financial statements. As of March 31, 2006, Parkside, Oaks Village, Greenfield Village, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees, Eagle Ridge and Lauderdale Lakes were classified as discontinued operations on the condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



Consolidated Balance Sheets of Discontinued Operations:


                                                          June 30,      March 31,
                                                           2006           2006
                                                        -----------    -----------
Assets
  Property and equipment, net of accumulated
    depreciation of $31,728,145 and $35,174,311,
    respectively                                        $26,092,716    $31,269,354
  Cash and cash equivalents                                 508,560      1,267,871
  Cash held in escrow                                       828,611      1,219,590
  Deferred costs, net of accumulated amortization of
    $2,067,185 and $2,088,679, respectively                 195,734        288,819
  Other assets                                              533,334        755,335
                                                        -----------    -----------
Total assets                                            $28,158,955    $34,800,969
                                                        ===========    ===========

Liabilities
  Mortgage notes payable                                $22,340,989    $26,468,361
  Accounts payable and other liabilities                  1,560,208      1,339,733
  Due to local general partners and affiliates              414,871        656,543
  Due to general partners and affiliates                    116,087        270,000
  Minority interest                                       5,789,593      4,189,575
                                                        -----------    -----------
Total liabilities                                       $30,221,748    $32,924,212
                                                        ===========    ===========


The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 30, 2006, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase and Wilshire which were sold during the three months ended June 30, 2006 and Mulberry, Oxford Trace, Tivoli Place, Twin Trees, Eagle Ridge, Lauderdale Lakes, Washington and
Manhattan B, which were classified as an asset held for sale, were all classified as discontinued operations on the condensed consolidated financial statements. For the three months ended June 30, 2005, Parkside, Oaks Village and Greenfield Village, which were sold during the year ended March 31, 2006, and Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees, Eagle Ridge, Lauderdale Lakes, Washington and Manhattan B, in order to present comparable results for the three months ended June 30, 2006, were all classified as discontinued operations on the condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



Condensed Consolidated Statements of Discontinued Operations:


                                                                 Three Months Ended
                                                                      June 30,
                                                            ---------------------------
                                                               2006            2005*
                                                            -----------     -----------
Revenues

Rental income                                               $ 1,936,592     $ 2,176,384
Other                                                            69,155          69,526
Loss on sale of properties                                      (83,655)              0
                                                            -----------     -----------
Total revenue                                                 1,922,092       2,245,910
                                                            -----------     -----------

Expenses

General and administrative                                      489,769         402,087
General and administrative-related parties (Note 2)              81,024         105,263
Repairs and maintenance                                         315,568         351,488
Operating and other                                             212,560         273,952
Real estate taxes                                               131,387         151,713
Insurance                                                        75,812          99,779
Interest                                                        476,811         575,159
Depreciation and amortization                                   371,756         731,196
Loss on impairment of fixed assets                              400,000         555,000
                                                            -----------     -----------

Total expenses                                                2,554,687       3,245,637
                                                            -----------     -----------

Loss before minority interest                                  (632,595)       (999,727)
Minority interest in (income) loss of subsidiaries from
  discontinued operations                                      (701,745)         16,494
                                                            -----------     -----------
Net loss from discontinued operations                       $(1,334,340)    $  (983,233)
                                                            ===========     ===========

Net loss - limited partners from discontinued operations    $(1,320,997)    $  (973,401)
                                                            ===========     ===========

Number of BACs outstanding                                       72,896          72,896
                                                            ===========     ===========

Net loss from discontinued operations per BAC               $    (18.12)    $    (13.36)
                                                            ===========     ===========


*  Reclassified for comparative purposes.

Cash flows from Discontinued Operations:


                                                                         Three Months Ended
                                                                              June 30,
                                                                    ---------------------------
                                                                       2006             2005
                                                                    -----------     -----------
Net cash provided by discontinued operating activities              $ 1,423,311     $   (21,699)
                                                                    -----------     -----------

Net cash (used in) provided by discontinued investing activities    $  (101,210)    $   468,173
                                                                    -----------     -----------

Net cash provided by (used in) discontinued financing activities    $ 2,533,541     $  (207,049)
                                                                    -----------     -----------


Note 6 - Commitments and Contingencies

Washington Brooklyn
-------------------

In or about September 2003, a putative mortgagee commenced a mortgage foreclosure action in the Supreme Court of the State of New York, Kings County (the "Court"), entitled 150 Beach 120th Street Inc. v. Washington Brooklyn Limited Partnership, Index No. 35255/2003, seeking to foreclose on an alleged $100,000 loan and mortgage against the real property (the "Apartment Complex") owned by Washington Brooklyn Limited Partnership ("Washington"). Apparently, the former general partner of Washington, BUFNY Houses of Brooklyn, Inc. ("BUFNY"), allegedly granted two mortgages in the amounts of $225,000 and $100,000 secured by the Apartment Complex. Each of the foregoing mortgages was granted without the knowledge of Freedom SLP, L.P. (the "Special Limited Partner") or the Partnership (collectively the "Freedom LPs") or the consent of the Special Limited Partner, as required by Washington's Amended and Restated Agreement of

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



Limited Partnership (the "Washington Partnership Agreement"). The Freedom LPs believe that BUFNY did not use the alleged loan proceeds for the benefit of Washington or the Apartment Complex. For these and other reasons, the Freedom LPs contend that the alleged mortgages are invalid.

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

Shortly after the Freedom LPs became aware of these foreclosure proceedings, their counsel contacted counsel for the plaintiffs and mortgagees in an effort to learn more about the alleged mortgages and to resolve the disputes relating to the mortgages. When those efforts failed, the Freedom LPs filed a motion to intervene in the foreclosure action and for leave to file a late answer on behalf of themselves and Washington. The Freedom LPs contend that the mortgages are invalid and that Washington is not liable for them or the underlying indebtedness. In an order dated September 7, 2004, the Court granted the Freedom LPs' motion to intervene and to file a late answer on behalf of Washington.

On or about September 21, 2004, the Freedom LPs, on behalf of themselves and Washington, served an answer, counterclaims and crossclaims in defending against the action. The answer denied the material allegations of the complaint and asserted certain affirmative defenses, counterclaims and crossclaims. Among other things, the Freedom LPs, on behalf of themselves and Washington, added The Levites Organization, one of the two co-holders of the $225,000 mortgage for which the plaintiffs' complaint did not seek foreclosure, as an additional counterclaim defendant, and the Freedom LPs asserted that both the $100,000 and $225,000 mortgages are invalid and void ab initio.

After obtaining discovery from the putative mortgagees, Washington and the Freedom LPs on July 12, 2005 made a motion for summary judgment dismissing the complaint and declaring the mortgages invalid and void ab initio. The putative mortgagees cross-moved for summary judgment declaring the mortgages valid and enforceable. Subsequently, by decision dated January 3, 2006, the Court denied both motions, finding that questions of fact exist for trial as to the reasonableness of the putative mortgagees' reliance on BUFNY.

On February 14, 2006, the Freedom LPs filed a notice of appeal from the January 3, 2006 decision.

On April 20, 2006, Washington entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser (see Note 4).

Subsequent to June 30, 2006, on July 18, 2006, the Freedom LPs perfected their appeal from the Court's January 3, 2006 decision.

Also subsequent to June 30, 2006, on July 26, 2006, the sale of Washington was completed. Pursuant to the purchase and sale agreement, upon closing, the purchaser assumed all of Washington's rights and liabilities with respect to the Litigation (see Note 7).

Conifer Irondequoit Associates ("Abraham Lincoln")
--------------------------------------------------
Abraham Lincoln did not make its New York State Housing Finance Agency loan payments for May and June of 2006. This represented an event of default under the various loan agreements, which could result in both of the lenders demanding immediate full payment of the respective loans. Abraham Lincoln has not solicited a "covenant waiver" letter from either of the lenders; however, based on history, Abraham Lincoln's management does not believe any of the loans will be called. Accordingly, the loans are classified as non-current in the balance sheet. In the event that any or all of the mortgages are called, there is no assurance that a refinancing on comparable terms could be accomplished. The Partnership's investment in Abraham Lincoln at June 30, 2006 was reduced to zero as a result of prior years' losses and, on that date, the minority interest had a deficit of $50,000. Abraham Lincoln's net loss after minority interest amounted to approximately $39,000 and $90,000 for the three months ended June 30, 2006 and 2005, respectively.

Pine Shadow, Ltd. ("Pine Shadow")
---------------------------------
During 2005, Pine Shadow suffered damages from flooding due to Hurricane Katrina. However, in 2006, Pine Shadow will be entering into an agreement with Rural Housing Services ("RHS") in which Pine Shadow is to receive funding to repair all damage to the property. The funds to be received will be a second soft loan in the amount of $4,384,000 with an annual interest rate of 1%. Payments on the loan will be deferred for a 20 year period. In accordance with SFAS No. 144, the Partnership has determined that there is no impairment and the carrying amounts of the assets are recoverable; therefore, no adjustments are required.

Other
-----

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 23% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of June 30, 2006, there are four Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.


Note 7 - Subsequent Event

On July 26, 2006, the property and the related assets and liabilities of Washington were sold to an unaffiliated third party purchaser for a sales price of $60,000. During the quarter ended June 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000. The sale resulted in a gain of approximately $2,000 resulting from the write-off of the basis in the property of approximately $2,000, which will be recognized on the Partnership's Form 10-Q dated December 31, 2006. The sale resulted in the liquidation of Washington.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "intends," "plans," "would," "may" or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006. For these statements, the Partnership claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

The Partnership's capital was originally invested in 42 Local Partnerships. As of June 30, 2006, the limited partnership interest in seven Local Partnerships were sold and the property and the related assets and liabilities of five Local Partnerships were sold. In addition, the Partnership has entered into agreements for the sale of eight Local Partnerships (see Note 4 to the financial statements). No assurance can be given as to whether or when these sales will actually occur (see Note 3 to the financial statements). Subsequently, on July 26, 2006, the related assets and liabilities of one Local Partnership were sold (see Note 7 to the financial statements).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2006.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal (other than sales proceeds and sales distributions), are available to meet the obligations of the Partnership. During the three months ended June 30, 2006 and 2005, distributions from operations of the Local Partnerships amounted to approximately $54,000 and $22,000, respectively. Additionally, during the three months ended June 30, 2006 and 2005, the Partnership received approximately $4,602,000 and $611,000, respectively, of proceeds and distributions from the sale of investments.

For the three months ended June 30, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately
$2,490,000 due to net cash used in operating activities ($4,092,000), acquisition of property and equipment ($208,000) and net repayments of mortgage notes ($303,000) which exceeded an increase in capitalization of consolidated subsidiaries attributable to minority interest ($2,113,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately ($890,000), loss on sale of properties of approximately ($84,000) and a loss on impairment of fixed assets of approximately ($400,000).

Total expenses for the three months ended June 30, 2006 and 2005, excluding depreciation and amortization, interest, general and administrative-related parties and provision for impairment of fixed assets, totaled $1,030,634 and $1,127,589, respectively. As of June 30, 2006 and March 31, 2006, accounts payable and other liabilities totaled $3,537,603 and $5,291,827, which are comprised of the following amounts:


                                                        June 30,       March 31,
                                                          2006           2006
                                                       ----------     ----------
Deferred revenue from sale of properties               $  193,754     $1,888,040
Accounts payable                                        1,647,577      1,488,252
Accrued interest payable                                1,358,352      1,555,015
Security deposits payable                                 337,920        360,520
                                                       ----------     ----------
Total accounts payable and other liabilities           $3,537,603     $5,291,827
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

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 41% and 46% of the total accounts payable and other liabilities amount, excluding deferred revenues from sales, at June 30, 2006 and March 31, 2006, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.

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

A working capital reserve of approximately $4,873,000, exclusive of Local Partnerships' working capital, remained unused at June 30, 2006.

Long-Term
---------

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $7,381,000 and $7,555,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

Discontinued Operations
-----------------------

The Partnership is currently in the process of disposing of its investments. The disposals meet the criteria established for recognition as a discontinued operation under SFAS No. 144. SFAS No. 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. See Note 3 to the financial statements for a discussion of the sale of properties and Note 4 to the financial statements for a discussion of assets held for sale.

Critical Accounting Policies
----------------------------

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership accounting policies included in Note 2 to the consolidated financial statements in the annual report on Form 10-K for the year ended March 31, 2006.

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

In accordance with SFAS No. 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the condensed consolidated statements of operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the condensed consolidated financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the condensed consolidated balance sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

During the three months ended June 30, 2006, the Partnership has recorded $400,000 as a loss on impairment of assets or reduction to estimated fair value. Through June 30, 2006, the Partnership has recorded approximately $4,620,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of the assets, the said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

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

Results of Operations
---------------------

Three months ended June 30, 2006 as compared to the same period in 2005
-----------------------------------------------------------------------

The results of operations for the three months ended June 30, 2006 and 2005, as discussed below, continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations (see Note 5).

Rental income increased less than 1% for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to an increase in rental rates at Local Partnerships partially offset by a decrease in rental income at one Local Partnership affected by Hurricane Katrina.

Other income decreased by approximately $34,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to an insurance claim reimbursement received for fire damage at one Local Partnership in 2005.

Total expenses, excluding general and administrative, repairs and maintenance and operating remained fairly consistent with a decrease of less than 1% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.

General and administrative increased approximately $38,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to an increase in legal fees relating to sales activity at the Partnership level.

Repairs and maintenance expenses decreased approximately $169,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to a decrease in ground maintenance improvement contract costs at one Local Partnership, a decrease in building improvement repairs at a second Local Partnership, a decrease in roof repairs due to fire damage in 2005 at a third Local Partnership and decrease in maintenance expenses due to temporarily ceased operations at a fourth Local Partnership affected by Hurricane Katrina.

Operating expenses increased approximately $35,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to an increase in gas expense at three Local Partnerships and an increase in water expense at a fourth Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 13.50% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments. There are no material changes to such disclosure or amounts as of June 30, 2006.

The Partnership does not have any other market risk sensitive instruments.

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

Item 1A. Risk Factors - No changes

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


Date: August 9, 2006
      --------------

                                   By:  /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes,
                                        Director and President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)


Date: August 9, 2006
      --------------

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


Date: August 9, 2006
      --------------

                                   By:  /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes,
                                        Director and President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)


Date: August 9, 2006
      --------------

                                   By:  /s/ Glenn F. Hopps
                                        ------------------
                                        Glenn F. Hopps,
                                        Treasurer (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2006 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

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



         Date: August 9, 2006
               --------------

                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes,
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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


By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes,
    Principal Executive Officer and Principal Financial Officer
    August 9, 2006