Form 10-Q
period 2006-09-30
FREEDOM TAX CREDIT PLUS LP
filed 2006-11-06
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2006


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30,     March 31,
                                                                              2006            2006
                                                                          ------------    ------------
                                                                          (Unaudited)       (Audited)
ASSETS

Operating assets
  Property and equipment (at cost, net of accumulated depreciation
    of $31,088,957 and $33,384,359, respectively)                         $ 32,982,840    $ 36,462,734
  Cash and cash equivalents                                                  5,853,894       3,404,395
  Cash held in escrow                                                        3,664,810       3,734,746
  Deferred costs (net of accumulated amortization of $197,143 and
    $189,345, respectively)                                                    251,784         259,582
  Other assets                                                                 640,160         851,970
                                                                          ------------    ------------

Total operating assets                                                      43,393,488      44,713,427
                                                                          ------------    ------------

Assets held for sale (Note 5)
  Property and equipment held for sale (net of accumulated depreciation
    of $17,472,011 and $35,174,311, respectively)                           16,570,162      31,269,354
  Other assets held for sale                                                 1,346,806       3,531,615
                                                                          ------------    ------------
  Total assets held for sale                                                17,916,968      34,800,969
                                                                          ------------    ------------

Total assets                                                              $ 61,310,456    $ 79,514,396
                                                                          ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities
  Mortgage notes payable                                                  $ 31,600,595    $ 33,397,400
  Accounts payable and other liabilities                                     3,097,364       5,291,827
  Due to local general partners and affiliates                               1,169,248       1,181,186
  Due to general partners and affiliates (Note 2)                            7,829,888       9,666,054
                                                                          ------------    ------------

Total operating liabilities                                                 43,697,095      49,536,467
                                                                          ------------    ------------

Liabilities related to assets held for sale (Note 5)
  Mortgage notes payable of assets held for sale                            12,668,826      26,468,361
  Liabilities held for sale including minority interest                      5,552,131       6,455,851
                                                                          ------------    ------------
  Total liabilities held for sale                                           18,220,957      32,924,212
                                                                          ------------    ------------

Total liabilities                                                           61,918,052      82,460,679
                                                                          ------------    ------------

Minority interests                                                           1,461,528       2,968,663
                                                                          ------------    ------------

Commitments and contingencies (Note 6)

Partners' deficit
  Limited partners (72,896 BACs issued and outstanding)                     (1,367,787)     (5,175,151)
  General partners                                                            (701,337)       (739,795)
                                                                          ------------    ------------

Total partners' deficit                                                     (2,069,124)     (5,914,946)
                                                                          ------------    ------------

Total liabilities and partners' deficit                                   $ 61,310,456    $ 79,514,396
                                                                          ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended            Six Months Ended
                                                                             September 30,                 September 30,
                                                                      --------------------------    --------------------------
                                                                         2006           2005*          2006           2005*
                                                                      -----------    -----------    -----------    -----------
Operations:

Revenues
Rental income                                                         $ 1,545,506    $ 1,548,423    $ 3,116,863    $ 3,112,346
Other                                                                     218,256        216,486        457,291        489,985
                                                                      -----------    -----------    -----------    -----------
Total revenues                                                          1,763,762      1,764,909      3,574,154      3,602,331
                                                                      -----------    -----------    -----------    -----------

Expenses
General and administrative                                                457,387        317,493        786,804        609,117
General and administrative-related parties (Note 2)                       319,021        412,018        680,397        764,613
Repairs and maintenance                                                   495,642        528,772        771,285        973,062
Operating and other                                                       189,537        170,850        400,850        347,015
Real estate taxes                                                         114,048        115,054        230,099        238,359
Insurance                                                                  93,879         94,943        192,089        187,148
Interest                                                                  354,714        469,995        819,661        947,608
Depreciation and amortization                                             528,043        516,946      1,046,418      1,037,461
                                                                      -----------    -----------    -----------    -----------
Total expenses                                                          2,552,271      2,626,071      4,927,603      5,104,383
                                                                      -----------    -----------    -----------    -----------

Loss before minority interest and discontinued operations                (788,509)      (861,162)    (1,353,449)    (1,502,052)

Minority interest in loss of subsidiaries from operations                   8,168          7,681         12,256         12,832
                                                                      -----------    -----------    -----------    -----------

Loss from continuing operations                                          (780,341)      (853,481)    (1,341,193)    (1,489,220)

Discontinued operations:
Income (loss) from discontinued operations
  (including minority interest) (Note 5)                                6,521,355       (247,138)     5,187,015     (1,230,371)
                                                                      -----------    -----------    -----------    -----------
Net income (loss)                                                     $ 5,741,014    $(1,100,619)   $ 3,845,822    $(2,719,591)
                                                                      ===========    ===========    ===========    ===========

Loss from continuing operations - limited partners                    $  (772,538)   $  (844,946)   $(1,327,781)   $(1,474,328)
Income (loss) from discontinued operations (including
  minority interest) - limited partners                                 6,456,142       (244,667)     5,135,145     (1,218,067)
                                                                      -----------    -----------    -----------    -----------
Net income (loss) - limited partners                                  $ 5,683,604    $(1,089,613)   $ 3,807,364    $(2,692,395)
                                                                      ===========    ===========    ===========    ===========

Number of BACs outstanding                                                 72,896         72,896         72,896         72,896
                                                                      ===========    ===========    ===========    ===========

Loss from continuing operations per weighted average BAC              $    (10.59)   $    (11.59)   $    (18.21)   $    (20.23)
Income (loss) from discontinued operations per weighted average BAC         88.56          (3.36)         70.44         (16.71)
                                                                      -----------    -----------    -----------    -----------

Net income (loss) per weighted average BAC                            $     77.97    $    (14.95)   $     52.23    $    (36.94)
                                                                      ===========    ===========    ===========    ===========

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                              IN PARTNERS' DEFICIT
                                   (Unaudited)

                                                          Limited        General
                                            Total         Partners       Partners
                                         -----------    -----------    -----------
Partners' deficit - April 1, 2006        $(5,914,946)   $(5,175,151)   $  (739,795)

Net income                                 3,845,822      3,807,364         38,458
                                         -----------    -----------    -----------

Partners' deficit - September 30, 2006   $(2,069,124)   $(1,367,787)   $  (701,337)
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                    September 30,
                                                                            ----------------------------
                                                                                2006            2005
                                                                            ------------    ------------
Cash flows from operating activities:

Net income (loss)                                                           $  3,845,822    $ (2,719,591)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

  (Gain) loss on sale of properties                                           (4,589,685)         39,253
  Loss on impairment of fixed assets                                             400,000         555,000
  Depreciation and amortization                                                1,475,490       2,500,804
  Minority interest in loss of subsidiaries                                   (1,292,448)       (246,635)
  Increase in cash held in escrow                                                (36,315)       (217,775)
  Decrease (increase) in other assets                                             51,196        (438,018)
  (Decrease) increase in accounts payable and other liabilities               (2,187,083)      1,130,407
  (Decrease) increase in due to general partners and affiliates               (1,919,115)        405,710
  Increase in due to local general partners and affiliates                        15,341         176,149
  Decrease in due to local general partners and affiliates                      (154,704)       (176,539)
                                                                            ------------    ------------

Net cash (used in) provided by operating activities                           (4,391,501)      1,008,765
                                                                            ------------    ------------

Cash flows from investing activities:

  Proceeds from sale of investments                                           14,980,000               0
  Costs paid relating to sale of properties                                     (848,801)              0
  Acquisition of property and equipment                                         (428,187)       (105,304)
                                                                            ------------    ------------

Net cash provided by (used in) investing activities                           13,703,012        (105,304)
                                                                            ------------    ------------

Cash flows from financing activities:

  Repayments of mortgage notes                                               (10,066,104)       (629,384)
  Increase (decrease) in capitalization of consolidated subsidiaries
    attributable to minority interest                                          2,118,000        (102,991)
                                                                            ------------    ------------

Net cash used in financing activities                                         (7,948,104)       (732,375)
                                                                            ------------    ------------

Net increase in cash and cash equivalents                                      1,363,407         171,086

Cash and cash equivalents at beginning of period                               4,672,266       2,150,450
                                                                            ------------    ------------

Cash and cash equivalents at end of period*                                 $  6,035,673    $  2,321,536
                                                                            ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during period for interest                                      $  1,745,591    $  1,961,821
                                                                            ============    ============

Summarized below are the components of the loss on sale of properties:

  Decrease in property and equipment, net of accumulated depreciation       $ 16,815,371    $          0
  Decrease in cash held in escrow                                                635,247               0
  Decrease in rents receivable                                                    53,688               0
  Decrease in other assets                                                       450,801               0
  Decrease in mortgage notes payable                                          (5,530,236)              0
  Increase in accounts payable and other liabilities                             226,121               0
  Decrease in due to general partners and affiliates                             (70,964)              0
  Decrease in due to local general partners and affiliate                       (473,964)              0
  Decrease in deferred costs                                                     150,056               0
  Decrease in capitalization of consolidated subsidiaries attributable to
    minority interest                                                         (2,714,606)              0

See Note 5 for cash flows from discontinued operations.

*    Cash  and  cash  equivalents,   end  of  period,  includes  cash  and  cash
     equivalents from discontinued operations of $181,779 and $0, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. (the "Partnership") and its subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of Related Freedom Associates L.P., a Delaware limited partnership, and Freedom GP Inc., a Delaware corporation (each a "General Partner" and, collectively, the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnership (each a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of September 30, 2006, the Partnership has sold its limited partnership interest in seven Local Partnerships and the property and the related assets and liabilities of ten Local Partnerships were sold (see Note 3). In addition, the Partnership has entered into agreements for the sale of three Local Partnerships (see Note 4). No assurance can be given as to whether or when these sales will actually occur. Subsequently, on October 25, 2006, the property and the related assets and liabilities of one Local Partnership were sold (see Note 7).

The Partnership's fiscal quarter ends on September 30. All subsidiaries have fiscal quarters ending on June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $1,292,000, $225,000, $1,292,000 and $247,000 for the three and six months ended September 30, 2006 and 2005, respectively. These amounts include approximately $1,280,000, $218,000, $1,280,000 and $234,000, respectively, which were related to discontinued operations. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of September 30, 2006, its results of operations for the three and six months ended September 30, 2006 and 2005 and its cash flows for the six months ended September 30, 2006 and 2005. However, the operating results and cash flows for the six months ended September 30, 2006 may not be indicative of the results for the entire year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.


Note 2 - Related Party Transactions

The costs incurred to related parties from operations for the three and six months ended September 30, 2006 and 2005 were as follows:

                                                         Three Months Ended     Six Months Ended
                                                            September 30,         September 30,
                                                         -------------------   -------------------
                                                           2006       2005*      2006       2005*
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $163,875   $169,000   $327,750   $338,000
Expense reimbursement (b)                                  40,778    130,666     92,898    182,856
Local administrative fee (c)                                6,875      7,104     13,750     13,854
                                                         --------   --------   --------   --------

Total general and administrative-General Partners         211,528    306,770    434,398    534,710
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)           107,493    105,248    245,999    229,903
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $319,021   $412,018   $680,397   $764,613
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2006 and 2005 were as follows:

                                                     Three Months Ended     Six Months Ended
                                                        September 30,         September 30,
                                                     -------------------   -------------------
                                                       2006       2005*      2006       2005*
                                                     --------   --------   --------   --------
Local administrative fee (c)                         $  5,000   $  6,049   $ 10,000   $ 12,097
                                                     --------   --------   --------   --------
Total general and administrative-General Partners       5,000      6,049     10,000     12,097

Property management fees incurred to affiliates of
  the Local General Partners (d)                       71,261    106,224    147,285    205,439
                                                     --------   --------   --------   --------

Total general and administrative-related parties     $ 76,261   $112,273   $157,285   $217,536
                                                     ========   ========   ========   ========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement and
Certificate of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions of sale or refinancing proceeds to the limited partners and holders of Beneficial Assignment Certificates ("BACs") equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $7,545,000 and $7,555,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued to allow the accrual of these amounts without payment, but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $204,609, $245,215, $431,916 and $519,981 for the three and six months ended
September 30, 2006 and 2005, respectively. Of these fees, $178,754, $211,473, $393,284 and $435,342, which include $71,261, $106,224, $147,285 and $205,439, respectively, relating to discontinued operations, were incurred to affiliates of the subsidiary partnerships' general partners for the three and six months ended September 30, 2006 and 2005, respectively.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of September 30, 2006, the Partnership's limited partnership interest in seven Local Partnerships had been sold and the property and the related assets and liabilities of ten Local Partnerships were sold. In addition, the Partnership has entered into agreements for the sale of three Local Partnerships (see Note
4). No assurance can be given as to whether or when these sales will actually occur. All gains and losses on sales are included in discontinued operations. Subsequently, on October 25, 2006, the property and the related assets and liabilities of one Local Partnership were sold (see Note 7).

On September 29, 2006, the property and the related assets and liabilities of Oxford Trace Apartments ("Oxford Trace") were sold to an unaffiliated third party purchaser for a sales price of $725,000. The Partnership received $21,201 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $704,000. The sale resulted in a gain of approximately $366,000 resulting from the write-off of the deficit basis in the property of approximately $366,000, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. The sale resulted in the liquidation of Oxford Trace.

On September 29, 2006, the property and the related assets and liabilities of Tivoli Place Apartments ("Tivoli Place") were sold to an unaffiliated third party purchaser for a sales price of $3,050,000. The Partnership received

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


$1,292,277 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,758,000. The sale resulted in a gain of approximately $864,000 resulting from the write-off of the deficit basis in the property of approximately $864,000, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. The sale resulted in the liquidation of Tivoli Place.

On September 20, 2006, the property and the related assets and liabilities of Bennion Park Apartments ("Mulberry") were sold to an unaffiliated third party purchaser for a sales price of $4,900,000. The Partnership received $1,760,120 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $3,140,000. The sale resulted in a gain of approximately $2,185,000 resulting from the write-off of the deficit basis in the property of approximately $2,185,000, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. The sale resulted in the liquidation of Mulberry.

On September 20, 2006, the property and the related assets and liabilities of Twin Trees Apartments ("Twin Trees") were sold to an unaffiliated third party purchaser for a sales price of $2,300,000. The Partnership received $589,596 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,710,000. The sale resulted in a gain of approximately $942,000 resulting from the write-off of the deficit basis in the property of approximately $942,000, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. The sale resulted in the liquidation of Twin Trees.

On July 26, 2006, the property and the related assets and liabilities of Washington Brooklyn Limited Partnership ("Washington") were sold to an unaffiliated third party purchaser for a sales price of approximately $160,000 and the assumption of the related mortgage liabilities and the litigation discussed in Note 6. The Partnership received $15,887 as a distribution from this sale after the repayment of other liabilities and closing costs of approximately $44,000. The Partnership will receive an additional payment estimated to be approximately $100,000 to be paid at a later date upon the settlement of a foreclosure dispute (see Note 6). During the quarter ended June 30, 2006, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000. The sale resulted in a loss of approximately $274,000 resulting from the write-off of the basis in the property of approximately $274,000, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. The sale resulted in the liquidation of Washington.

On June 26, 2006, the property and the related assets and liabilities of Hunters Chase Apartments ("Hunters Chase") were sold to an unaffiliated third party purchaser for a sales price of $2,730,000. The Partnership received $334,074 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,396,000. The sale resulted in a gain of approximately $1,192,000 resulting from the write-off of the deficit basis in the property of approximately $1,192,000 at the date of the sale. The sale resulted in the liquidation of Hunters Chase.

On June 26, 2006, the property and the related assets and liabilities of Wilshire Apartments ("Wilshire") were sold to an unaffiliated third party purchaser for a sales price of $1,700,000. The Partnership received $31,856 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,668,000. The sale resulted in a gain of approximately $680,000 resulting from the write-off of the deficit basis in the property of approximately $680,000 at the date of the sale. The sale resulted in the liquidation of Wilshire.

On June 20, 2006, the property and the related assets and liabilities of Bethel Park Apartments ("Bethel Park") were sold to an unaffiliated third party purchaser for a sales price of $2,500,000. The Partnership received $620,159 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,880,000. The sale resulted in a gain of approximately $319,000 resulting from the write-off of the deficit basis in the property of approximately $319,000 at the date of the sale. The sale resulted in the liquidation of Bethel Park.

On June 20, 2006, the property and the related assets and liabilities of Zebulon Park Apartments ("Zebulon") were sold to an unaffiliated third party purchaser for a sales price of $2,000,000. The Partnership received $419,978 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,580,000. The sale resulted in a gain of approximately $115,000 resulting from the write-off of the deficit basis in the property of approximately $115,000 at the date of the sale. The sale resulted in the liquidation of Zebulon.

On June 5, 2006, the property and the related assets and liabilities of Northwood Apartments of Georgia ("Northwood") were sold to an unaffiliated third party purchaser for a sales price of $6,050,000. The Partnership received $3,195,955 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,854,000. The sale resulted in a gain of approximately $2,367,000 resulting from the write-off of the basis in the property of approximately $2,367,000 at the date of the sale. The sale resulted in the liquidation of Northwood.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


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

On June 20, 2005, the Partnership's limited partnership interest in Parkside Townhomes Associates ("Parkside") was sold to the Local General Partner for a sales price of $650,000. The Partnership received $611,140, after the payment of closing costs of approximately $39,000, which included $161,140 paid in cash at closing and $450,000 pursuant to a promissory note payable to the Partnership (of which approximately $13,000 remains payable to the Partnership at September 30, 2006). During the quarter ended June 30, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $555,000. Because Parkside was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $32,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $643,000 and the $611,140 cash received from the sale. The sale resulted in the liquidation of Parkside.


Note 4 - Assets Held for Sale

On May 31, 2006, C-H Development Group Associates ("Manhattan B") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,100,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in the quarter ending December 31, 2006. No assurance can be given that the sale will actually occur. Manhattan B is being held as an asset held for sale as of September 30, 2006. As of June 30, 2006, Manhattan B had property and equipment, at cost, of approximately $3,096,000, accumulated depreciation of approximately $1,938,000 and mortgage debt of approximately $1,218,000.

On March 22, 2006, Eagle Ridge Limited Partnership ("Eagle Ridge") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,000,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place in the quarter ending December 31, 2006. No assurance can be given that the sale will actually occur. Eagle Ridge is being held as an asset held for sale as of September 30, 2006. As of June 30, 2006, Eagle Ridge had property and equipment, at cost, of approximately $3,100,000, accumulated depreciation of approximately $1,866,000 and mortgage debt of approximately $1,486,000.

On January 30, 2006, Lauderdale Lakes Associates, Ltd. ("Lauderdale Lakes") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $5,900,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to occur in the first calendar quarter of 2007. No assurance can be given that the sale will actually occur. Lauderdale Lakes is being held as an asset held for sale as of September 30, 2006. As of June 30, 2006, Lauderdale Lakes had property and equipment, at cost, of approximately $10,634,000, accumulated depreciation of approximately $3,644,000 and mortgage debt of approximately $4,599,000.


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of September 30, 2006, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees, Eagle Ridge, Lauderdale Lakes, Washington and Manhattan B were classified as discontinued operations in the condensed consolidated financial statements. As of March 31, 2006, Parkside, Oaks Village, Greenfield Village, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees, Eagle Ridge and Lauderdale Lakes were classified as discontinued operations on the condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Consolidated Balance Sheets of Discontinued Operations:

                                                      September 30,   March 31,
                                                          2006          2006
                                                      ------------   -----------
Assets
  Property and equipment, net of accumulated
    depreciation of $17,472,011 and $35,174,311,
    respectively                                       $16,570,162   $31,269,354
  Cash and cash equivalents                                181,779     1,267,871
  Cash held in escrow                                      690,594     1,219,590
  Deferred costs, net of accumulated amortization of
    $817,401 and $2,088,679, respectively                   62,974       288,819
  Other assets                                             411,459       755,335
                                                       -----------   -----------
Total assets                                           $17,916,968   $34,800,969
                                                       ===========   ===========

Liabilities
  Mortgage notes payable                               $12,668,826   $26,468,361
  Accounts payable and other liabilities                 1,573,233     1,339,733
  Due to local general partners and affiliates              55,154       656,543
  Due to general partners and affiliates                   116,087       270,000
  Minority interest                                      3,807,657     4,189,575
                                                       -----------   -----------
Total liabilities                                      $18,220,957   $32,924,212
                                                       ===========   ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2006, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees and Washington which were sold during the six months ended September 30, 2006, and Eagle Ridge, Lauderdale Lakes and Manhattan B, which were classified as an asset held for sale, were all classified as discontinued operations on the condensed consolidated financial statements. For the three and six months ended September 30, 2005, Parkside, Oaks Village and Greenfield Village, which were sold during the year ended March 31, 2006, and Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees, Eagle Ridge, Lauderdale Lakes, Washington and Manhattan B, in order to present comparable results for the three and six months ended September 30, 2006, were all classified as discontinued operations on the condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Condensed Consolidated Statements of Discontinued Operations:

                                                                  Three Months Ended            Six Months Ended
                                                                     September 30,                September 30,
                                                              -------------------------    -------------------------
                                                                  2006         2005*          2006          2005*
                                                              -----------   -----------    -----------   -----------
Revenues

Rental income                                                 $ 1,481,227   $ 2,143,285    $ 3,417,819   $ 4,319,669
Other                                                              60,983       195,148        130,138       264,674
Gain (loss) on sale of property                                 4,673,340       (39,253)     4,589,685       (39,253)
                                                              -----------   -----------    -----------   -----------
Total revenues                                                  6,215,550     2,299,180      8,137,642     4,545,090
                                                              -----------   -----------    -----------   -----------

Expenses

General and administrative                                        529,683       420,603      1,019,452       822,690
General and administrative-related parties (Note 2)                76,261       112,273        157,285       217,536
Repairs and maintenance                                           308,652       385,314        624,220       736,802
Operating and other                                               115,025       277,604        327,585       551,556
Real estate taxes                                                  80,505       143,090        211,892       294,803
Insurance                                                          80,884       122,084        156,696       221,863
Interest                                                          427,805       570,512        904,616     1,145,671
Depreciation and amortization                                      57,316       732,147        429,072     1,463,343
Loss on impairment of fixed assets                                      0             0        400,000       555,000
                                                              -----------   -----------    -----------   -----------

Total expenses                                                  1,676,131     2,763,627      4,230,818     6,009,264
                                                              -----------   -----------    -----------   -----------

Income (loss) before minority interest                          4,539,419      (464,447)     3,906,824    (1,464,174)
Minority interest in loss of subsidiaries from discontinued
  operations                                                    1,981,936       217,309      1,280,191       233,803
                                                              -----------   -----------    -----------   -----------
Net income (loss) from discontinued operations                $ 6,521,355   $  (247,138)   $ 5,187,015   $(1,230,371)
                                                              ===========   ===========    ===========   ===========

Net income (loss) - limited partners from discontinued
  operations                                                  $ 6,456,142   $  (244,667)   $ 5,135,145   $(1,218,067)
                                                              ===========   ===========    ===========   ===========

Number of BACs outstanding                                         72,896        72,896         72,896        72,896
                                                              ===========   ===========    ===========   ===========

Net income (loss) from discontinued operations per weighted
  average BAC                                                 $     88.56   $     (3.36)   $     70.44   $    (16.71)
                                                              ===========   ===========    ===========   ===========


Cash Flows from Discontinued Operations:

                                                                                                Six Months Ended
                                                                                                  September 30,
                                                                                           -------------------------
                                                                                              2006          2005*
                                                                                           -----------   -----------

Net cash (used in) provided by discontinued operating activities                           $(1,082,406)  $ 1,144,292
                                                                                           -----------   -----------

Net cash provided by (used in) discontinued investing activities                           $14,375,563   $  (733,151)
                                                                                           -----------   -----------

Net cash used in discontinued financing activities                                         $(7,138,622)  $    (1,379)
                                                                                           -----------   -----------

* Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Note 6 - Commitments and Contingencies

Washington
----------

On July 26, 2006, the sale of Washington was completed (see Note 3) pursuant to the purchase and sale agreement. Upon closing, the purchaser assumed all of Washington's rights and liabilities with respect to the Litigation described below.

In or about September 2003, a putative mortgagee commenced a mortgage foreclosure action in the Supreme Court of the State of New York, Kings County (the "Court"), entitled 150 Beach 120th Street Inc. v. Washington Brooklyn Limited Partnership, Index No. 35255/2003, seeking to foreclose on an alleged $100,000 loan and mortgage against the real property (the "Apartment Complex") owned by Washington. Apparently, the former general partner of Washington, BUFNY Houses of Brooklyn, Inc. ("BUFNY"), allegedly granted two mortgages in the amounts of $225,000 and $100,000 secured by the Apartment Complex. Each of the foregoing mortgages was granted without the knowledge of Freedom SLP, L.P. (the "Special Limited Partner") or the Partnership (collectively the "Freedom LPs") or the consent of the Special Limited Partner, as required by Washington's Amended and Restated Agreement of Limited Partnership (the "Washington Partnership Agreement"). The Freedom LPs believe that BUFNY did not use the alleged loan proceeds for the benefit of Washington or the Apartment Complex. For these and other reasons, the Freedom LPs contend that the alleged mortgages are invalid.

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

Shortly after the Freedom LPs became aware of these foreclosure proceedings, their counsel contacted counsel for the plaintiffs and mortgagees in an effort to learn more about the alleged mortgages and to resolve the disputes relating to the mortgages. When those efforts failed, the Freedom LPs filed a motion to intervene in the foreclosure action and to file a late answer on behalf of themselves and Washington. The Freedom LPs contend that the mortgages are invalid and that Washington is not liable for them or the underlying indebtedness. In an order dated September 7, 2004, the Court granted the Freedom LPs' motion to intervene and to file a late answer on behalf of Washington.

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

On April 20, 2006, Washington entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser (see Note 3).

On July 18, 2006, the Freedom LPs perfected their appeal from the Court's January 3, 2006 decision.

Conifer Irondequoit Associates ("Abraham Lincoln")
--------------------------------------------------

Abraham Lincoln did not make its New York State Housing Finance Agency loan payments for August and September of 2006. This represented an event of default under the various loan agreements, which could result in both of the lenders demanding immediate full payment of the respective loans. Abraham Lincoln has not solicited a "covenant waiver" letter from either of the lenders; however, based on prior practice, Abraham Lincoln's management does not believe any of the loans will be called. Accordingly, the loans are classified as non-current in the balance sheet. In the event that any or all of the mortgages are called, there is no assurance that a refinancing on comparable terms could be accomplished. The Partnership's investment in Abraham Lincoln at September 30, 2006 was reduced to zero as a result of prior years' losses and, on that date, the minority interest had a deficit of $50,000. Abraham Lincoln's net loss after minority interest amounted to approximately $101,000 and $160,000 for the six months ended September 30, 2006 and 2005, respectively.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Pine Shadow, Ltd. ("Pine Shadow")
---------------------------------

During 2005, Pine Shadow suffered damages from flooding due to Hurricane Katrina. However, in 2006, Pine Shadow entered into an agreement with Rural Housing Services ("RHS") pursuant to which Pine Shadow is to receive funding to repair all damage to the property. The funds to be received will be a second soft loan in the amount of $4,384,000 with an annual interest rate of 1%. Payments on the loan will be deferred for a 20-year period. In accordance with SFAS No. 144, the Partnership has determined that there is no impairment and the carrying amounts of the assets are recoverable; therefore, no adjustments are required.

Other
-----

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 24% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of September 30, 2006, there are four Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contract expires.


Note 7 - Subsequent Event

On October 25, 2006, the property and the related assets and liabilities of Manhattan B were sold to an unaffiliated third party purchaser for a sales price of $2,100,000. The Partnership received $754,949 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,345,000. The sale resulted in a gain of approximately $755,000 resulting from the write-off of the deficit basis in the property, which will be recognized on the Partnership's Annual Report on form 10-K for the year ended March 31, 2007. The sale resulted in the liquidation of Manhattan B.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in 42 Local Partnerships. As of September 30, 2006, the limited partnership interest in seven Local Partnerships was sold and the property and the related assets and liabilities of ten Local Partnerships were sold. In addition, the Partnership has entered into agreements for the sale of three Local Partnerships (see Item 1, Note 4). No assurance can be given as to whether or when these sales will actually occur (see Item 1, Note 3). Subsequently, on October 25, 2006, the property and the related assets and liabilities of one Local Partnership were sold (see Item 1, Note 7).

Off Balance Sheet Arrangements
-------------------------------

The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006 the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2006.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal (other than sales proceeds and sales distributions), are available to meet the obligations of the Partnership. During the six months ended September 30, 2006 and 2005, distributions from operations of the Local Partnerships amounted to approximately $54,000 and $23,000, respectively. Additionally, during the six months ended September 30, 2006 and 2005, the Partnership received approximately $8,265,000 and $611,000, respectively, of proceeds and distributions from the sale of investments.

For the six months ended September 30, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $1,363,000. This increase is attributable to proceeds from sale of investments of approximately $14,980,000 and an increase in capitalization of consolidated subsidiaries attributable to minority interest of approximately $2,118,000 which exceeded net cash used in operating activities of approximately $4,392,000, acquisition of property and equipment of approximately $428,000, costs paid relating to sale of properties of approximately $849,000 and repayments of mortgage notes of approximately $10,066,000. Included in the adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization of approximately $1,475,000 and gain on sale of properties of approximately $4,590,000.

Total expenses for the three and six months ended September 30, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,350,493, $1,227,112, $2,381,127 and $2,354,701, respectively. As of September 30, 2006 and March 31, 2006, accounts payable and other liabilities totaled $3,097,364 and $5,291,827, which are comprised of the following amounts:

                                                   September 30,     March 31,
                                                       2006            2006
                                                   -------------   -------------
Deferred revenue from sale of properties           $     195,019   $   1,888,040
Accounts payable                                       1,170,183       1,488,252
Accrued interest payable                               1,394,466       1,555,015
Security deposits payable                                337,696         360,520
                                                   -------------   -------------
Total accounts payable and other liabilities       $   3,097,364   $   5,291,827
                                                   =============   =============


Accounts payable are short-term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long-term.

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 48% and 46% of the total accounts payable and other liabilities amount, excluding deferred revenues from sales, at September 30, 2006 and March 31, 2006, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

A working capital reserve of approximately $8,525,000, exclusive of Local Partnerships' working capital, remained unused at September 30, 2006.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $7,545,000 and $7,555,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 6. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in a recapture of Tax Credits if the investment is lost before the expiration of the applicable Compliance Period.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will, or are likely to, impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the Partnership's portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

The Partnership has fully invested the proceeds of its offering in 42 local partnerships, all of which have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years and are transferable with the property during the remainder of such ten-year period. As of December 31, 2002, all the Local Partnerships have completed their tax credit periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period ends between December 31, 2004 and December 31, 2007 with respect to the Properties depending upon when the Compliance Period commenced.

Discontinued Operations
-----------------------

The Partnership is currently in the process of disposing of its investments. The disposals meet the criteria established for recognition as a discontinued operation under SFAS No. 144. SFAS No. 144 specifically requires that such amounts differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. See Item 1, Note 3 for a discussion of the sale of properties and Item 1, Note 4 for a discussion of assets held for sale.

Critical Accounting Policies
----------------------------

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

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

During the six months ended September 30, 2006, the Partnership has recorded $400,000 as a loss on impairment of assets or reduction to estimated fair value. Through September 30, 2006, the Partnership has recorded approximately $4,620,000 as a loss on impairment of assets.

At the time management commits to a plan to dispose of the assets, the said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Revenue Recognition
-------------------

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and as rents become due and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which they are earned.

Other revenues are recorded when earned and consist of the following items: interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income, and other rental related items.

Results of Operations
---------------------

Three and six months ended September 30, 2006 as compared to the same periods in
--------------------------------------------------------------------------------
2005
----

The results of operations for the three and six months ended September 30, 2006 and 2005, as discussed below, continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations (see Item 1, Note
5).

Rental income increased less than 1% and decreased less than 1% for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in rental rates at the Local Partnerships partially offset by a decrease in rental income at one Local Partnership affected by Hurricane Katrina.

Total expenses, excluding general and administrative, general and administrative
- related parties, repairs and maintenance, operating and interest, increased approximately 1% for both the three and six months ended September 30, 2006, respectively, as compared to the corresponding periods in 2005.

General and administrative expenses increased approximately $140,000 and $178,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in legal fees relating to sales activity and the Washington litigation (see Item 1, Note 6) and an increase in accounting fees due to the Public Company Accounting Oversight Board requirements at the Partnership level, an increase in office salaries and payroll taxes at one Local Partnership and an increase in incentive fees at a second Local Partnership partially offset by a decrease in marketing and bad debt expenses at a third Local Partnership.

General and administrative - related parties expenses decreased approximately $93,000 and $84,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in expense reimbursement charges at the Partnership level.

Repairs and maintenance expenses decreased approximately $202,000 for the six months ended September 30, 2006 as compared to the corresponding period in 2005, primarily due to a decrease in ground maintenance improvement contract costs at one Local Partnership, a decrease in roof repairs due to damage from Hurricane Ivan in 2005 at a second Local Partnership, a decrease in roof repairs due to fire damage in 2005 at a third Local Partnership and a decrease in maintenance expenses due to temporarily ceased operations at a fourth Local Partnership affected by Hurricane Katrina.

Operating expenses increased approximately $19,000 and $54,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in gas expense due to a longer winter season and higher prices at one Local Partnership and an increase in water and sewer expenses at two additional Local Partnerships.

Interest expenses decreased approximately $115,000 and $128,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in interest expense at one Local Partnership. The property was severely damaged by Hurricane Katrina in 2005 and was granted a moratorium by Rural Housing Services on its current mortgage loan payments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 13.50% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments. There are no material changes to such disclosure or amounts as of September 30, 2006.

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

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - See Item I. Financial Statements - Note 6

Item 1A. Risk Factors - No changes

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         On September 22, 2006, SCM Special Fund, LLC and MacKenzie Patterson Fuller, LP (collectively, the "Offerors") filed a Tender Offer Statement on Schedule TO (the "Schedule TO") with the Securities and Exchange Commission (the "SEC") with respect to an unsolicited tender offer (the "Offer") to purchase up to 14,433 Beneficial Assignment Certificates ("Units") representing assignments of limited partnership interests in the Partnership at a price of $20 per Unit, less the amount of any distributions declared or made with respect to the Units between September 22, 2006 and October 31, 2006 or such other date to which the Offer may be extended. The Offerors are not affiliated with the Partnership or its general partners.

         On September 27, 2006, the Partnership and its general partners filed a Solicitation/Recommendation Statement on Schedule 14D-9 (the "Schedule 14D-9") with the SEC, as required under Section 14(d)(4) of the Securities Exchange Act of 1934. In the Schedule 14D-9, the Partnership and its general partners stated that they express no opinion and are remaining neutral with respect to the Offer.

         On September 25, 2006, the Partnership and the Offerors entered into a Distribution and Indemnification Agreement, a copy of which is attached as an exhibit to the Schedule 14D-9. Pursuant to this agreement, subject to the satisfaction of certain conditions, the Partnership has agreed to mail a copy of the tender offer materials to each known holder  of  Units,  and the  Offerors  have  agreed  to  indemnify  the
         Partnership, its general partners, limited partners and non-transferring Unit holders, and their respective officers, directors, managers, members, agents, affiliates, successors, predecessors and permitted assigns, from any and all liability from such transactions.

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


Date: November 6, 2006
      ----------------

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


Date: November 6, 2006
      ----------------

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


Date: November 6, 2006
      ----------------

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


Date: November 6, 2006
      ----------------

                                           By:  /s/ Glenn F. Hopps
                                                ------------------
                                                Glenn F. Hopps,
                                                Treasurer
                                                (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc. (the "General Partners"), each of which is a general partner of Freedom Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2006 of the Partnership;

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



         Date: November 6, 2006
               ----------------

                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes,
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Freedom Associates L.P. and Freedom GP Inc., each of which is the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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


By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes,
    Principal Executive Officer and Principal Financial Officer
    November 6, 2006