Form 10-Q
period 2006-12-31
FREEDOM TAX CREDIT PLUS LP
filed 2007-02-12
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2006


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          December 31,      March 31,
                                                                              2006            2006
                                                                          ------------    ------------
                                                                           (Unaudited)      (Audited)
ASSETS

Operating assets
  Property and equipment (at cost, net of accumulated depreciation
    of $31,598,074 and $33,384,359, respectively)                         $ 32,448,320    $ 36,462,734
  Cash and cash equivalents                                                  9,848,386       3,404,395
  Cash held in escrow                                                        3,625,160       3,734,746
  Deferred costs (net of accumulated amortization of $201,014 and
    $189,345, respectively)                                                    247,913         259,582
  Other assets held for sale                                                 1,067,024         851,970
                                                                          ------------    ------------

Total operating assets                                                      47,236,803      44,713,427
                                                                          ------------    ------------

Assets held for sale (Note 5)
  Property and equipment held for sale (net of accumulated depreciation
    of $7,485,826 and $35,174,311, respectively)                             8,145,979      31,269,354
  Other assets held for sale                                                 1,026,592       3,531,615
                                                                          ------------    ------------
Total assets held for sale                                                   9,172,571      34,800,969
                                                                          ------------    ------------

Total assets                                                              $ 56,409,374    $ 79,514,396
                                                                          ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Operating liabilities
  Mortgage notes payable                                                  $ 31,510,462    $ 33,397,400
  Accounts payable and other liabilities                                     2,882,330       5,291,827
  Due to local general partners and affiliates                               1,167,308       1,181,186
  Due to general partners and affiliates (Note 2)                            7,732,020       9,666,054
                                                                          ------------    ------------

Total operating liabilities                                                 43,292,120      49,536,467
                                                                          ------------    ------------

Liabilities related to assets held for sale (Note 5)
  Mortgage notes payable                                                     7,254,043      26,468,361
  Liabilities held for sale including minority interest                      1,789,897       6,455,851
                                                                          ------------    ------------
  Total liabilities held for sale                                            9,043,940      32,924,212
                                                                          ------------    ------------

Total liabilities                                                           52,336,060      82,460,679
                                                                          ------------    ------------

Minority interests                                                             576,354       2,968,663
                                                                          ------------    ------------

Commitments and contingencies (Note 6)

Partners' equity (deficit)
  Limited partners (72,896 BACs issued and outstanding)                      4,112,540      (5,175,151)
  General partners                                                            (615,580)       (739,795)
                                                                          ------------    ------------

Total partners' equity (deficit)                                             3,496,960      (5,914,946)
                                                                          ------------    ------------

Total liabilities and partners' equity (deficit)                          $ 56,409,374    $ 79,514,396
                                                                          ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three Months Ended               Nine Months Ended
                                                                              December 31,                     December 31,
                                                                      ----------------------------    ----------------------------
                                                                          2006            2005*           2006            2005*
                                                                      ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                                         $  1,562,710    $  1,553,570    $  4,679,573    $  4,665,916
Other                                                                      305,224         221,791         762,515         711,776
                                                                      ------------    ------------    ------------    ------------
Total revenues                                                           1,867,934       1,775,361       5,442,088       5,377,692
                                                                      ------------    ------------    ------------    ------------

Expenses
General and administrative                                                 373,880         403,939       1,160,684       1,013,056
General and administrative-related parties (Note 2)                        311,145         396,215         991,542       1,160,828
Repairs and maintenance                                                    380,160         351,416       1,151,445       1,324,478
Operating and other                                                        163,280         148,852         564,130         495,867
Real estate taxes                                                           95,113         116,935         325,212         355,294
Insurance                                                                   91,928          66,671         284,017         253,819
Interest                                                                   428,089         486,785       1,247,750       1,434,393
Depreciation and amortization                                              525,838         521,423       1,572,256       1,558,884
                                                                      ------------    ------------    ------------    ------------
Total expenses                                                           2,369,433       2,492,236       7,297,036       7,596,619
                                                                      ------------    ------------    ------------    ------------

Loss before minority interest and discontinued operations                 (501,499)       (716,875)     (1,854,948)     (2,218,927)

Minority interest in loss of subsidiaries from operations                    5,219           4,914          17,475          17,746
                                                                      ------------    ------------    ------------    ------------

Loss from continuing operations                                           (496,280)       (711,961)     (1,837,473)     (2,201,181)

Discontinued operations:
Income (loss) from discontinued operations
  (including gain (loss) on sale of properties)(Note 5)                  6,031,964        (279,360)     11,218,979      (1,509,731)
                                                                      ------------    ------------    ------------    ------------
Net income (loss)                                                     $  5,535,684    $   (991,321)   $  9,381,506    $ (3,710,912)
                                                                      ============    ============    ============    ============

Loss from continuing operations - limited partners                    $   (491,317)   $   (704,841)   $ (1,819,098)   $ (2,179,169)
Income (loss) from discontinued operations
  (including gain (loss) on sale of properties) - limited partners       5,971,644        (276,567)     11,106,789      (1,494,634)
                                                                      ------------    ------------    ------------    ------------
Net income (loss) - limited partners                                  $  5,480,327    $   (981,408)   $  9,287,691    $ (3,673,803)
                                                                      ============    ============    ============    ============

Number of BACs outstanding                                                  72,896          72,896          72,896          72,896
                                                                      ============    ============    ============    ============

Loss from continuing operations per weighted average BAC              $      (6.74)   $      (9.67)   $     (24.95)   $     (29.90)
Income (loss) from discontinued operations per weighted average BAC          81.92           (3.79)         152.36          (20.50)
                                                                      ------------    ------------    ------------    ------------

Net income (loss) per weighted average BAC                            $      75.18    $     (13.46)   $     127.41    $     (50.40)
                                                                      ============    ============    ============    ============

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                          IN PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                  Limited        General
                                                    Total         Partners       Partners
                                                 -----------    -----------    -----------
Partners' deficit - April 1, 2006                $(5,914,946)   $(5,175,151)   $  (739,795)

Net income                                         9,381,506      9,287,691         93,815

Contribution                                          30,400              0         30,400
                                                 -----------    -----------    -----------

Partners' equity (deficit) - December 31, 2006   $ 3,496,960    $ 4,112,540    $  (615,580)
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                           December 31,
                                                                                   ----------------------------
                                                                                       2006            2005
                                                                                   ------------    ------------
Cash flows from operating activities:

Net income (loss)                                                                  $  9,381,506    $ (3,710,912)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

   (Gain) loss on sale of properties                                                 (8,909,564)         39,253
   Loss on impairment of fixed assets                                                 1,700,000         555,000
   Depreciation and amortization                                                      2,032,631       3,693,179
   Minority interest in loss of subsidiaries                                         (4,643,976)       (254,971)
   Decrease (increase) in cash held in escrow                                            85,736        (600,775)
   Increase in other assets                                                            (552,788)       (439,019)
   Increase in accounts payable and other liabilities                                 1,118,575       1,416,162
   (Decrease) increase in due to general partners and affiliates                     (2,016,228)        687,660
   Increase in due to local general partners and affiliates                             209,597         167,901
   Decrease in due to local general partners and affiliates                            (171,817)       (136,808)
                                                                                   ------------    ------------

Net cash (used in) provided by operating activities                                  (1,766,328)      1,416,670
                                                                                   ------------    ------------

Cash flows from investing activities:

   Proceeds from sale of investments                                                 26,115,000               0
   Costs paid relating to sale of properties                                         (2,085,847)              0
   Acquisition of property and equipment                                               (436,324)       (197,496)
                                                                                   ------------    ------------

Net cash provided by (used in) investing activities                                  23,592,829        (197,496)
                                                                                   ------------    ------------

Cash flows from financing activities:

   Repayments of mortgage notes                                                     (15,218,006)       (935,717)
   Decrease in capitalization of consolidated subsidiaries attributable to
     minority interest                                                               (1,279,636)       (105,012)
                                                                                   ------------    ------------

Net cash used in financing activities                                               (16,497,642)     (1,040,729)
                                                                                   ------------    ------------

Net increase in cash and cash equivalents                                             5,328,859         178,445

Cash and cash equivalents at beginning of period                                      4,672,266       2,150,450
                                                                                   ------------    ------------

Cash and cash equivalents at end of period*                                        $ 10,001,125    $  2,328,895
                                                                                   ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during period for interest                                            $  3,048,866    $  2,920,101
                                                                                   ============    ============

Summarized below are the components of the loss on sale of properties:

   Decrease in property and equipment, net of accumulated depreciation             $ 23,947,248    $     39,253
   Proceeds from sale of investments - net                                          (24,029,153)              0
   Increase in capital contribution - General Partner                                    30,400               0
   Decrease in cash held in escrow                                                      805,701               0
   Decrease in rents receivable                                                         115,228               0
   Decrease in other assets                                                             549,758               0
   Decrease in mortgage notes payable                                                (5,883,250)              0
   Decrease in accounts payable and other liabilities                                (3,622,473)              0
   Decrease in due to general partners and affiliates                                  (102,119)              0
   Decrease in due to local general partners and affiliate                             (704,926)              0
   Decrease in deferred costs                                                           186,691               0
   Decrease in capitalization of consolidated subsidiaries attributable to
     minority interest                                                                 (202,669)              0

See Note 5 for cash flows from discontinued operations

* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $152,739 and $0, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. (the "Partnership") and its subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of Related Freedom Associates L.P., a Delaware limited partnership, and Freedom GP Inc., a Delaware corporation (each a "General Partner" and, collectively, the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnership (each a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of December 31, 2006, the Partnership has sold its limited partnership interest in seven Local Partnerships and the property and the related assets and liabilities of eleven Local Partnerships were sold (see Note 3). In addition, the Partnership has entered into agreements for the sale of two Local Partnerships (see Note 4). No assurance can be given as to whether or when these sales will actually occur. Subsequently, on dJanuary 1, 2007 and January 16, 2007, the Partnership's limited partnership interest in two Local Partnerships was sold and on January 10, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see Note 7).

The Partnership's fiscal quarter ends on December 31. All subsidiaries have fiscal quarters ending on September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $3,352,000, $8,000, $4,644,000 and $255,000 for the three and nine months ended December 31, 2006 and 2005, respectively. These amounts include approximately $3,347,000, $3,000, $4,627,000 and $237,000, respectively, which were related to discontinued operations. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the General Partners of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of December 31, 2006, its results of operations for the three and nine months ended December 31, 2006 and 2005 and its cash flows for the nine months ended December 31, 2006 and 2005. However, the operating results and cash flows for the nine months ended December 31, 2006 may not be indicative of the results for the entire year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.


Note 2 - Related Party Transactions

The costs incurred to related parties from operations for the three and nine months ended December 31, 2006 and 2005 were as follows:

                                                           Three Months Ended         Nine Months Ended
                                                               December 31,              December 31,
                                                         -----------------------   -----------------------
                                                            2006         2005*        2006         2005*
                                                         ----------   ----------   ----------   ----------
Partnership management fees (a)                          $  163,875   $  169,000   $  491,625   $  507,000
Expense reimbursement (b)                                    37,303      102,325      130,201      285,181
Local administrative fee (c)                                  6,875        5,751       20,625       19,605
                                                         ----------   ----------   ----------   ----------

Total general and administrative-General Partners           208,053      277,076      642,451      811,786
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)             103,092      119,139      349,091      349,042
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $  311,145   $  396,215   $  991,542   $1,160,828
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2006 and 2005 were as follows:

                                                     Three Months Ended     Nine Months Ended
                                                         December 31,          December 31,
                                                     -------------------   -------------------
                                                       2006       2005*      2006       2005*
                                                     --------   --------   --------   --------
Local administrative fee (c)                         $  5,000   $  6,049   $ 15,000   $ 18,145
                                                     --------   --------   --------   --------
Total general and administrative-General Partners       5,000      6,049     15,000     18,145

Property management fees incurred to affiliates of
  the Local General Partners (d)                       35,637     95,200    182,922    300,639
                                                     --------   --------   --------   --------

Total general and administrative-related parties     $ 40,637   $101,249   $197,922   $318,784
                                                     ========   ========   ========   ========

* Reclassified for comparative purposes.

(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees, will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement and
Certificate of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Partnership management fees owed to the General Partners amounting to approximately $7,493,000 and $7,555,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively. Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions of sale or refinancing proceeds to the limited partners and holders of Beneficial Assignment Certificates ("BACs") equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

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

(d) Property management fees incurred by subsidiary partnerships amounted to $198,273, $262,716, $630,189 and $782,697 for the three and nine months ended
December 31, 2006 and 2005, respectively. Of these fees, $138,729, $214,339, $532,013 and $649,681, which include $35,637, $95,200, $182,922 and $300,639, respectively, relating to discontinued operations, were incurred to affiliates of the subsidiary partnerships' general partners for the three and nine months ended December 31, 2006 and 2005, respectively.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of December 31, 2006, the Partnership's limited partnership interest in seven Local Partnerships had been sold and the property and the related assets and liabilities of eleven Local Partnerships were sold. In addition, the Partnership has entered into agreements for the sale of two Local Partnerships (see Note 4). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations. Subsequently, on January 1, 2007 and January 16, 2007, the Partnership's limited partnership interest in two Local Partnerships was sold and on January 10, 2007, the property and the related assets and liabilities of one Local Partnership were sold (see Note 7). Subsequently, during February 2007, the General Partner authorized a distribution of approximately $102 per limited partnership unit, to be paid during the quarter ending March 31, 2007 (see Note 7).

On October 25, 2006, the property and the related assets and liabilities of C-H Development Group Associates, L.P. ("Manhattan B") were sold to an unaffiliated third party purchaser for a sales price of $2,100,000. The Partnership received $754,949 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,345,000. The sale resulted in a gain of approximately $755,000 resulting from the write-off of the deficit basis in the property of approximately $755,000 which will be recognized on the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007. The sale resulted in the liquidation of Manhattan B.

On September 29, 2006, the property and the related assets and liabilities of Oxford Trace Apartments ("Oxford Trace") were sold to an unaffiliated third party purchaser for a sales price of $725,000. The Partnership received $71,114 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $654,000. The sale resulted in a gain of approximately $394,000 resulting from the write-off of the deficit basis in the property of approximately $394,000 at the date of the sale. The sale also

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $494,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Oxford Trace.

On September 29, 2006, the property and the related assets and liabilities of Tivoli Place Apartments ("Tivoli Place") were sold to an unaffiliated third party purchaser for a sales price of $3,050,000. The Partnership received $1,374,678 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,675,000. The sale resulted in a gain of approximately $941,000 resulting from the write-off of the deficit basis in the property of approximately $941,000 at the date of the sale. The sale also resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $62,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Tivoli Place.

On September 20, 2006, the property and the related assets and liabilities of Bennion Park Apartments ("Mulberry") were sold to an unaffiliated third party purchaser for a sales price of $4,900,000. The Partnership received $2,369,658 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $2,530,000. The sale resulted in a gain of approximately $2,231,000 resulting from the write-off of the deficit basis in the property of approximately $2,231,000 at the date of the sale. The sale also resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $930,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Mulberry.

On September 20, 2006, the property and the related assets and liabilities of Twin Trees Apartments ("Twin Trees") were sold to an unaffiliated third party purchaser for a sales price of $2,300,000. The Partnership received $956,350 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,344,000. The sale resulted in a gain of approximately $933,000 resulting from the write-off of the deficit basis in the property of approximately $933,000 at the date of the sale. The sale also resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $582,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Twin Trees.

On July 26, 2006, the property and the related assets and liabilities of Washington Brooklyn Limited Partnership ("Washington") were sold to an unaffiliated third party purchaser for a sales price of approximately $160,000 and the assumption of the related mortgage liabilities and the litigation discussed in Note 6. After the repayment of other liabilities and closing costs of approximately $60,000, the Partnership will receive an additional payment estimated to be approximately $100,000 to be paid at a later date upon the settlement of a foreclosure dispute (see Note 6). During the quarter ended dJune 30, 2006, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000. The sale resulted in a loss of approximately $186,000 resulting from the write-off of the basis in the property of approximately $186,000 at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $30,000 as a result of the write-off of payables owed by Local Partnership. The sale resulted in the liquidation of Washington.

On June 26, 2006, the property and the related assets and liabilities of Hunters Chase Apartments ("Hunters Chase") were sold to an unaffiliated third party purchaser for a sales price of $2,730,000. The Partnership received $334,375 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,396,000. The sale resulted in a gain of approximately $1,192,000 resulting from the write-off of the deficit basis in the property of approximately $1,192,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $72,000 was recorded during the quarter ended December 31, 2006, resulting in overall gain of approximately $1,264,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,245,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Hunters Chase.

On June 26, 2006, the property and the related assets and liabilities of Wilshire Apartments ("Wilshire") were sold to an unaffiliated third party purchaser for a sales price of $1,700,000. The Partnership received $32,087 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,668,000. The sale resulted in a gain of approximately $680,000 resulting from the write-off of the deficit basis in the property of approximately $680,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $(161,000) was recorded during the quarter ended December 31, 2006, resulting in overall gain of approximately $519,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,179,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Wilshire.

On June 20, 2006, the property and the related assets and liabilities of Bethel Park Apartments ("Bethel Park") were sold to an unaffiliated third party purchaser for a sales price of $2,500,000. The Partnership received $621,075 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,879,000. The sale resulted in a gain of approximately $319,000 resulting from the write-off of the deficit basis in the property of approximately $319,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $16,000 was recorded during the quarter ended December 31, 2006, resulting in overall gain of approximately $335,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $298,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Bethel Park.

On June 20, 2006, the property and the related assets and liabilities of Zebulon Park Apartments ("Zebulon") were sold to an unaffiliated third party purchaser for a sales price of $2,000,000. The Partnership received $420,559 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,579,000. The sale resulted in a gain of approximately $115,000 resulting from the write-off of the deficit basis in the

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


property of approximately $115,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $(3,000) was recorded during the quarter ended December 31, 2006, resulting in overall gain of approximately $112,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $264,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Zebulon.

On June 5, 2006, the property and the related assets and liabilities of Northwood Apartments of Georgia ("Northwood") were sold to an unaffiliated third party purchaser for a sales price of $6,050,000. The Partnership received $3,198,157 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $2,852,000. The sale resulted in a gain of approximately
$2,367,000 resulting from the write-off of the basis in the property of approximately $2,367,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $83,000 was recorded during the quarter ended December 31, 2006, resulting in overall gain of approximately $2,450,000. The sale also resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $768,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Northwood.

On March 31, 2006, the Partnership's limited partnership interest in Davidson Court Limited Partnership ("Davidson Court") was sold to an affiliate of the general partner of the Local Partnership (the "Local General Partner") for a sales price of $1,100,000. The Partnership received proceeds of $1,066,715 from this sale after the payment of closing costs of approximately $33,000 from the sales price. Because Davidson Court was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $68,000. Such contribution flows through minority interest as a result of the write-off of the basis in the property of approximately $999,000 and the $1,066,715 cash received from the sale. The sale resulted in the liquidation of Davidson Court.

On March  31,  2006,  the  Partnership's  limited  partnership  interest  in CLM
Equities Limited Partnership ("Morris Avenue") was sold to the Local General Partner and its affiliate for a sales price of $265,000. The Partnership received proceeds of $264,990 from this sale. Because Morris Avenue was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $424,000, which was recorded during the quarter ended June 30, 2006. An adjustment to the non-cash distribution of approximately ($9,000) was recorded during the quarter ended December 31, 2006, resulting in overall non-cash distribution of approximately $415,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $680,000 and the $264,990 cash received from the sale. The sale resulted in the liquidation of Morris Avenue.

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

On January 19, 2006, the Partnership's limited partnership interest in Nelson Anderson Affordable Housing Limited Partners ("Nelson Anderson") was sold to the Local General Partner for a sales price of $490,000. The Partnership received proceeds of $489,990 from this sale. Because Nelson Anderson was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $196,000, which was recorded during the quarter ended June 30, 2006. An adjustment to the non-cash distribution of approximately ($26,000) was recorded during the quarter ended December 31, 2006, resulting in overall non-cash distribution of approximately $170,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $660,000 and the $489,990 cash received from the sale. The sale resulted in the liquidation of Nelson Anderson.

On January 1, 2006, the Partnership's limited partnership interest in Greenfield Village Limited Partnership ("Greenfield Village") was sold to the Local General Partner for a sales price of $75,000. The Partnership received proceeds of $74,990 from the sale. Because Greenfield Village was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $461,000, which was recorded during the quarter ended March 31, 2006. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $386,000 and the $74,990 cash received from the sale. The sale resulted in the liquidation of Greenfield Village.

On January 1, 2006, the Partnership's limited partnership interest in The Oaks Village Limited Partnership ("Oaks Village") was sold to the Local General Partner for a sales price of $75,000. The Partnership received proceeds of $74,990 from this sale. Because Oaks Village was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $407,000, which was recorded during the quarter ended March 31, 2006. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $332,000 and the $74,990 cash received from the sale. The sale resulted in the liquidation of Oaks Village.

On June 20, 2005, the Partnership's limited partnership interest in Parkside Townhomes Associates ("Parkside") was sold to the Local General Partner for a sales price of $650,000. The Partnership received $611,140, after the payment of closing costs of approximately $39,000, which included $161,140 paid in cash at closing and $450,000 pursuant to a promissory note payable to the Partnership (which was paid off in full as of December 31, 2006). During the quarter ended June 30, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $555,000. Because Parkside was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $32,000. Such

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $643,000 and the $611,140 cash received from the sale. The sale resulted in the liquidation of Parkside.


Note 4 - Assets Held for Sale

On March 22, 2006, Eagle Ridge Limited Partnership ("Eagle Ridge") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,000,000. The sales documents have been executed and the initial deposit funds are being held in escrow. A closing is expected to take place in the quarter ending March 31, 2007. No assurance can be given that the sale will actually occur. Eagle Ridge is being held as an asset held for sale as of December 31, 2006. As of September 30, 2006, Eagle Ridge had property and equipment, at cost, of approximately $3,100,000, accumulated depreciation of approximately $1,866,000 and mortgage debt of approximately $1,481,000.

On January 30, 2006, Lauderdale Lakes Associates, Ltd. ("Lauderdale Lakes") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $5,900,000. The sales documents have been executed and the initial deposit funds are being held in escrow. During the quarter ended December 31, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,300,000. Lauderdale Lakes is being held as an asset held for sale as of December 31, 2006. As of September 30, 2006, Lauderdale Lakes had property and equipment, at cost, of approximately $10,634,000, accumulated depreciation of approximately $3,644,000 and mortgage debt of approximately $4,575,000. Subsequently, on January 10, 2007, Lauderdale Lakes sold its property and the related assets and liabilities (see Note 7).


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As December 31, 2006, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees, Eagle Ridge, Lauderdale Lakes, Washington and Manhattan B were classified as discontinued operations in the condensed consolidated financial statements. As of March 31, 2006, Parkside, Oaks Village, Greenfield Village, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees, Eagle Ridge and Lauderdale Lakes were classified as discontinued operations on the condensed consolidated financial statements.

Consolidated Balance Sheets of Discontinued Operations:

                                                       December 31,   March 31,
                                                           2006          2006
                                                       -----------   -----------
Assets
  Property and equipment, net of accumulated
    depreciation of $7,485,826 and $35,174,311,
    respectively                                       $ 8,145,979   $31,269,354
  Cash and cash equivalents                                152,739     1,267,871
  Cash held in escrow                                      437,739     1,219,590
  Deferred costs, net of accumulated amortization of
    $143,123 and $2,088,679, respectively                    8,031       288,819
  Other assets                                             428,083       755,335
                                                       -----------   -----------
Total assets                                           $ 9,172,571   $34,800,969
                                                       ===========   ===========

Liabilities
  Mortgage notes payable                               $ 7,254,043   $26,468,361
  Accounts payable and other liabilities                 1,245,332     1,339,733
  Due to local general partners and affiliates               3,275       656,543
  Due to general partners and affiliates                    85,687       270,000
  Minority interest                                        455,603     4,189,575
                                                       -----------   -----------
Total liabilities                                      $ 9,043,940   $32,924,212
                                                       ===========   ===========

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2006, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees, Washington and Manhattan B which were sold during the nine months ended December 31, 2006, and Eagle Ridge and Lauderdale Lakes, which were classified as an asset held for sale, were all classified as discontinued operations on the condensed consolidated financial statements. For the three and nine months ended December 31, 2005, Parkside, Oaks Village and Greenfield Village, which were sold during the year ended March 31, 2006, and Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees, Eagle Ridge, Lauderdale Lakes, Washington and

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


Manhattan B, in order to present comparable results for the three and nine months ended December 31, 2006, were all classified as discontinued operations on the condensed consolidated financial statements.

Condensed Consolidated Statements of Discontinued Operations:

                                                                              Three Months Ended            Nine Months Ended
                                                                                  December 31,                 December 31,
                                                                          --------------------------    -------------------------
                                                                              2006          2005*           2006         2005*
                                                                          -----------    -----------    -----------   -----------
Revenues

Rental income                                                             $ 1,046,097    $ 2,106,868    $ 4,463,916   $ 6,426,537
Other                                                                          43,249        134,509        173,387       399,183
Gain (loss) on sale of property                                             4,319,879              0      8,909,564       (39,253)
                                                                          -----------    -----------    -----------   -----------
Total revenues                                                              5,409,225      2,241,377     13,546,867     6,786,467
                                                                          -----------    -----------    -----------   -----------

Expenses

General and administrative                                                    352,713        413,556      1,372,165     1,236,246
General and administrative-related parties (Note 2)                            40,637        101,249        197,922       318,784
Repairs and maintenance                                                       134,630        352,766        758,850     1,089,568
Operating and other                                                           149,194        174,609        476,779       726,165
Real estate taxes                                                             (25,457)       138,152        186,435       432,955
Insurance                                                                      59,697         90,246        216,393       312,109
Interest                                                                      680,854        582,630      1,585,470     1,728,301
Depreciation and amortization                                                  31,303        670,952        460,375     2,134,295
Loss on impairment of fixed assets                                          1,300,000              0      1,700,000       555,000
                                                                          -----------    -----------    -----------   -----------

Total expenses                                                              2,723,571      2,524,160      6,954,389     8,533,423
                                                                          -----------    -----------    -----------   -----------

Income (loss) before minority interest                                      2,685,654       (282,783)     6,592,478    (1,746,956)
Minority interest in loss of subsidiaries from discontinued operations      3,346,310          3,423      4,626,501       237,225
                                                                          -----------    -----------    -----------   -----------
Net income (loss) from discontinued operations                            $ 6,031,964    $  (279,360)   $11,218,979   $(1,509,731)
                                                                          ===========    ===========    ===========   ===========

Net income (loss) - limited partners from discontinued operations         $ 5,971,644    $  (276,567)   $11,106,789   $(1,494,634)
                                                                          ===========    ===========    ===========   ===========

Number of BACs outstanding                                                     72,896         72,896         72,896        72,896
                                                                          ===========    ===========    ===========   ===========

Net income (loss) from discontinued operations per weighted average BAC   $     81.92    $     (3.79)   $    152.36   $    (20.50)
                                                                          ===========    ===========    ===========   ===========


Cash Flows from Discontinued Operations:

                                                                               Nine Months Ended
                                                                                  December 31,
                                                                          --------------------------
                                                                              2006          2005*
                                                                          ------------   -----------
Net cash provided by discontinued operating activities                    $    890,083   $ 7,498,784
                                                                          ------------   -----------

Net cash provided by (used in) discontinued investing activities          $ 25,552,828   $  (248,622)
                                                                          ------------   -----------

Net cash used in discontinued financing activities                        $(14,712,328)  $  (197,026)
                                                                          ------------   -----------

* Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


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

On July 18, 2006, the Freedom LPs perfected their appeal from the Court's January 3, 2006 decision.

Conifer Irondequoit Associates ("Abraham Lincoln")
--------------------------------------------------

Abraham Lincoln did not make its New York State Housing Finance Agency loan payments for November and December of 2006. This represented an event of default under the various loan agreements, which could result in both of the lenders demanding immediate full payment of the respective loans. Abraham Lincoln has not solicited a "covenant waiver" letter from either of the lenders; however, based on prior practice, Abraham Lincoln's management does not believe any of the loans will be called. Accordingly, the loans are classified as non-current in the balance sheet. In the event that any or all of the mortgages are called, there is no assurance that a refinancing on comparable terms could be accomplished. The Partnership's investment in Abraham Lincoln at December 31, 2006 was reduced to zero as a result of prior years' losses and, on that date, the minority interest had a deficit of $49,000. Abraham Lincoln's net loss after minority interest amounted to approximately $110,000 and $223,000 for the nine months ended December 31, 2006 and 2005, respectively. Subsequently, on January 1, 2007, the Partnership's interest in Abraham Lincoln was sold (see Note 7).

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


Pine Shadow, Ltd. ("Pine Shadow")
---------------------------------

During 2005, Pine Shadow suffered damages from flooding due to Hurricane Katrina. However, in 2006, Pine Shadow entered into an agreement with Rural Housing Services ("RHS") pursuant to which Pine Shadow will receive funding to repair all damage to the property. The funds to be received will be a second soft loan in the amount of $4,384,000 with an annual interest rate of 1%. Payments on the loan will be deferred for a 20-year period. In accordance with SFAS No. 144, the Partnership has determined that there is no impairment and the carrying amounts of the assets are recoverable; therefore, no adjustments are required.

Other
-----

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 25% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of December 31, 2006, there are four Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contract expires.


Note 7 - Subsequent Events

On January 16, 2007, the Partnership's limited partnership interest in Harmony Associates, L.P. ("Harmony Gate") was sold to the Local General Partner for a sales price of $1,409,990. The Partnership received proceeds of $1,409,990 from the sale. Because Harmony Gate was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,193,000. Such contribution flows through minority interest as a result of the write-off of the basis in the property of approximately $217,000 and the $1,409,990 cash received from the sale, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. The sale resulted in the liquidation of Harmony Gate.

On January 10, 2007, the property and the related assets and liabilities of Lauderdale Lakes were sold to an affiliate of the Local General Partner for a sales price of $5,900,000. The Partnership received $790,773 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $5,110,000. During the quarter ended December 31, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $1,300,000. Because Lauderdale Lakes was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution to the Local Partnership from the Local General Partner of approximately $30,000. Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $30,000, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. The sale resulted in the liquidation of Lauderdale Lakes.

On January 1, 2007, the Partnership' s limited partnership interest in Abraham Lincoln was sold to the Local General Partner for a sales price of $1. Because Abraham Lincoln was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $289,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $289,000 at the date of the sale, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. The sale resulted in the liquidation of Abraham Lincoln.

During  February  2007,  the  General  Partner   authorized  a  distribution  of
approximately $102 per limited partnership unit, to be paid during the quarter ending March 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in 42 Local Partnerships. As of December 31, 2006, the limited partnership interest in seven Local Partnerships was sold and the property and the related assets and liabilities of eleven Local Partnerships were sold. In addition, the Partnership has entered into agreements for the sale of two Local Partnerships (see Item 1, Note 4). No assurance can be given as to whether or when these sales will actually occur (see Item 1, Note 3). Subsequently, on January 10, 2007, the property and the related assets and liabilities of one Local Partnership were sold, and on January 1, 2007 and January 16, 2007, the Partnership's limited partnership interest in two Local Partnerships was sold (see Item 1, Note 7).

Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006 the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2006.

Short-Term
----------

The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal (other than sales proceeds and sales distributions), are available to meet the obligations of the Partnership. During the nine months ended December 31, 2006 and 2005, distributions from operations of the Local Partnerships amounted to approximately $54,000 and $24,000, respectively. Additionally, during the nine months ended December 31, 2006 and 2005, the Partnership received approximately $10,133,000 and $611,000, respectively, of cash proceeds and distributions from the sale of investments. Subsequently, during February 2007, the General Partner authorized a distribution of approximately $102 per limited partnership unit, to be paid during the quarter ending March 31, 2007 (see Item 1, Note 7).

For the nine months ended December 31, 2006, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $5,329,000. This increase is attributable to net proceeds from sale of investments of approximately $24,029,000 which exceeded net cash used in operating activities of approximately $1,766,000, acquisition of property and equipment of approximately $436,000, a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately $1,280,000 and repayments of mortgage notes of approximately $15,218,000. Included in the adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization of approximately $2,033,000, gain on sale of properties of approximately $8,910,000 and loss on impairment of fixed assets of approximately $1,700,000.

Total expenses for the three and nine months ended December 31, 2006 and 2005, excluding depreciation and amortization, interest, general and administrative-related parties and loss on impairment of fixed assets, totaled $1,104,362, $1,087,812, $3,485,488 and $3,442,514, respectively. As of December
31, 2006 and March 31, 2006, accounts payable and other liabilities totaled $2,882,331 and $5,291,827, which are comprised of the following amounts:

                                                      December 31,     March 31,
                                                          2006           2006
                                                      ------------    ----------
Deferred revenue from sale of properties               $        0     $1,888,040
Accounts payable                                        1,088,663      1,488,252
Accrued interest payable                                1,457,770      1,555,015
Security deposits payable                                 335,898        360,520
                                                       ----------     ----------
Total accounts payable and other liabilities           $2,882,331     $5,291,827
                                                       ==========     ==========

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

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 51% and 46% of the total accounts payable and other liabilities amount, excluding deferred revenues from sales, at December 31, 2006 and March 31, 2006, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the condensed consolidated financial statements.

A working capital reserve of approximately $9,687,000, exclusive of Local Partnerships' working capital, remained unused at December 31, 2006.

Long-Term
---------

Partnership management fees owed to the General Partners amounting to approximately $7,493,000 and $7,555,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively. Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions of sale or refinancing proceeds to the limited partners and holders of Beneficial Assignment Certificates ("BACs") equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

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

The Partnership originally invested the proceeds of its offering in 42 local partnerships, all of which have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years and are transferable with the property during the remainder of such ten-year period. As of December 31, 2002, all the Local Partnerships have completed their tax credit periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Period ends between December 31, 2004 and December 31, 2007 with respect to the Properties depending upon when the Compliance Period commenced.

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

During the nine months ended December 31, 2006, the Partnership has recorded $1,700,000 as a loss on impairment of assets or reduction to estimated fair value. Through December 31, 2006, the Partnership has recorded approximately $5,920,000 as a loss on impairment of assets.

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

Results of Operations
---------------------

Three and nine months ended December 31, 2006 as compared to the same periods in
--------------------------------------------------------------------------------
2005
----

The results of operations for the three and nine months ended December 31, 2006 and 2005, as discussed below, continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations (see Item 1, Note
5).

Rental income increased less than 1% for both the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in rental rates at the Local Partnerships partially offset by a decrease in rental income at one Local Partnership affected by Hurricane Katrina.

Other income increased approximately $83,000 and $51,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in interest income earned at the Partnership level due to higher cash balances resulting from the sale of properties partially offset by a decrease in other income at one Local Partnership affected by Hurricane Katrina.

General and administrative expenses increased approximately $148,000 for the nine months ended December 31, 2006 as compared to the corresponding period in 2005, primarily due to an increase in legal fees relating to sales activity and the Washington litigation (see Item 1, Note 6) and an increase in accounting fees due to the Public Company Accounting Oversight Board requirements at the Partnership level partially offset by a decrease in marketing and bad debt expenses at one Local Partnership.

General and administrative - related parties expenses decreased approximately $85,000 and $169,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in partnership management fees and expense reimbursement charges at the Partnership level resulting from the sale of properties.

Repairs and maintenance expenses decreased approximately $173,000 for the nine months ended December 31, 2006 as compared to the corresponding period in 2005, primarily due to a decrease in ground maintenance improvement contract costs at one Local Partnership, a decrease in roof repairs due to damage from Hurricane Ivan in 2005 at a second Local Partnership and a decrease in maintenance expenses due to temporarily ceased operations at a third Local Partnership affected by Hurricane Katrina, partially offset by an increase in repair and maintenance contracts, including elevator maintenance and carpeting, at a fourth Local Partnership.

Operating expenses increased approximately $14,000 and $68,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in gas expense due to a longer winter season and higher prices at one Local Partnership and an increase in water and sewer expenses at two additional Local Partnerships.

Real estate taxes decreased approximately $22,000 and $30,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to an overaccrual of expenses in the prior year at one Local Partnership.

Insurance expenses increased approximately $25,000 and $30,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to an underaccrual of expenses in the prior year at one Local Partnership.

Interest expenses decreased approximately $59,000 and $187,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to a decrease in interest expense at one Local Partnership. The property was severely damaged by Hurricane Katrina in 2005 and was granted a moratorium by Rural Housing Services on its current mortgage loan payments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 13.50% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments. There are no material changes to such disclosure or amounts as of December 31, 2006.

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

         On September 25, 2006, the Partnership and the Offerors entered into a Distribution and Indemnification Agreement, a copy of which is attached as an exhibit to the Schedule 14D-9. Pursuant to this agreement, subject to the satisfaction of certain conditions, the Partnership has agreed to mail a copy of the tender offer materials to each known holder of Units, and the Offerors have agreed to provide the Partnership with a legal opinion concerning certain tax issues and to indemnify the Partnership, its general partners, limited partners and non-transferring Unit holders, and their respective officers, directors, managers, members, agents, affiliates, successors, predecessors and permitted assigns, from any and all liability from such transactions.

         On January 19, 2007, the Offerors filed the Final Amendment to the Schedule TO (the "Final Amendment") with the SEC. In the Final Amendment, the Offerors reported that they received tenders by unitholders, and acceptance for payment by the Offerors, of a total of 1,872 Units.

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


                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
                                 (Registrant)


                           By: RELATED FREEDOM ASSOCIATES L.P.,
                                   General Partner


                               By: RELATED FREEDOM ASSOCIATES INC.,
                                   a General Partner


Date: February 12, 2007
      -----------------

                                   By:  /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes,
                                        Director and President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)


Date: February 12, 2007
      -----------------

                                   By:  /s/ Glenn F. Hopps
                                        ------------------
                                        Glenn F. Hopps,
                                        Treasurer (Principal Accounting Officer)


                               and


                               By: FREEDOM GP INC.,
                                   a General Partner


Date: February 12, 2007
      -----------------

                                   By:  /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes,
                                        Director and President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)


Date: February 12, 2007
      -----------------

                                   By:  /s/ Glenn F. Hopps
                                        ------------------
                                        Glenn F. Hopps,
                                        Treasurer (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2006 of the registrant;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



         Date: February 12, 2007
               -----------------

                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes,
                                                Principal Executive Officer and
                                                Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                         SECTION 1350 OF TITLE 18 OF THE
                       UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the registrant.


A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the SEC or its staff upon request.



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes,
    Principal Executive Officer and Principal Financial Officer
    February 12, 2007