Form 10-K
period 2007-03-31
FREEDOM TAX CREDIT PLUS LP
filed 2007-06-25
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2006 was $(1,368,000) based on Limited Partner equity (deficit) as of such date.

     Registrant's voting and non-voting common equity is not publicly traded.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I


Item 1.  Business

General
-------

Freedom Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on August 28, 1989. The General Partners of the Partnership are Related Freedom Associates L.P., a Delaware limited partnership (the "Related General Partner"), and Freedom GP Inc., a Delaware corporation (the "Freedom General Partner" and together with the Related General Partner, the "General Partners"). The general partner of the Related General Partner is Related Freedom Associates Inc., a Delaware corporation. The ultimate parent of the General Partners is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of the general partner of the Related General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

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

The Partnership was formed to invest as a limited partner in other limited partnerships ("Local Partnerships"), each of which owns one or more leveraged low-income multi-family residential complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit. The Partnership's investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership. The Partnership had originally acquired interests in forty-two Local Partnerships, and as of March 31, 2007, approximately $58,000,000 of the net proceeds of the Offering has been invested in such Local Partnerships, representing all of the Partnership's net proceeds available for investment. Subsequent to March 31, 2007 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, "Properties," below.

The Partnership is currently in the process of disposing of its investments. During the fiscal year ended March 31, 2007, the properties and the related assets and liabilities of thirteen Local Partnerships and the Partnership's limited partnership interest in two Local Partnerships were sold. Through the year ended March 31, 2007 the Partnership has disposed of twenty-two of its forty-two original investments. Subsequently, the Partnership sold its limited partnership interest in one Local Partnership and six Local Partnerships entered into agreements to sell their properties and the related assets and liabilities. No assurance can be given as to whether or when these sales will actually occur. All gains and losses on sales are included in discontinued operations.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2007, the Partnership has recorded approximately $5,726,000 as a loss on impairment of assets or reduction to estimated fair value.

As of December 31, 2002, all the Local Partnerships have completed their Credit Periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2007 with respect to the Properties depending upon when the Credit Period commenced.

The Partnership continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

As of March 31, 2007, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Furthermore, as noted below, at this time there can be no assurance that the Partnership will achieve its objective. During and through the fiscal year ended March 31, 2007, distributions from sales proceeds were made to the BACs holders of approximately $6,925,000 and to the General Partners of approximately $70,000.

Sale of Properties
------------------

The Partnership is currently in the process of disposing of its investments. As of March 31, 2007, the Partnership's limited partnership interest in nine Local Partnerships and the property and the related assets and liabilities of thirteen Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations. Subsequently, on April 30, 2007, six Local Partnerships entered into agreements to sell their property and the related assets and liabilities, and on May 3, 2007, the Partnership's limited partnership interest in one Local Partnership was sold (see Item 8, Note 13).

On January 31, 2007, the property and the related assets and liabilities of Eagle Ridge Limited Partnership ("Eagle Ridge") were sold to an unaffiliated third party purchaser for a sales price of $2,000,000. The Partnership received $412,730 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,587,000. The sale resulted in a gain of approximately $600,000 resulting from the write-off of the partners' deficit basis in the property of approximately $600,000 at the date of the sale. The sale resulted in the liquidation of Eagle Ridge.

On January 10, 2007, the property and the related assets and liabilities of Lauderdale Lakes Associates, Ltd. ("Lauderdale Lakes") were sold to an affiliate of the Local General Partner for a sales price of $5,900,000. The Partnership received $790,773 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $5,109,000. During the quarter ended December 31, 2006, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of approximately $1,106,000. Because Lauderdale Lakes was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $329,000. Such distribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $329,000. The sale resulted in the liquidation of Lauderdale Lakes.

On January 1, 2007, the Partnership's limited partnership interest in Harmony Associates, L.P. ("Harmony Gate") was sold to the Local General Partner for a sales price of $1,409,990. The Partnership received proceeds of $1,409,990 from the sale. Because Harmony Gate was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,211,000. Such contribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $199,000 and the $1,409,990 cash received from the sale.

On January 1, 2007, the Partnership's limited partnership interest in Conifer Irondequoit Associates ("Abraham Lincoln") was sold to the Local General Partner for a sales price of $1. Because Abraham Lincoln was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $127,000. Such contribution flows through minority interest as a result of the write-off of the partners' deficit basis in the property of approximately $127,000 at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $20,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Abraham Lincoln.

On October 25, 2006, the property and the related assets and liabilities of C-H Development Group Associates, L.P. ("Manhattan B") were sold to an unaffiliated third party purchaser for a sales price of $2,100,000. The Partnership received $850,980 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,249,000. The sale resulted in a gain of approximately $842,000 resulting from the write-off of the partners' deficit basis in the property of approximately $842,000 at the date of the sale. The sale resulted in the liquidation of Manhattan B.

On September 29, 2006, the property and the related assets and liabilities of Oxford Trace Apartments ("Oxford Trace") were sold to an unaffiliated third party purchaser for a sales price of $725,000. The Partnership received $49,279 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $676,000. The sale resulted in a gain of approximately $373,000 resulting from the write-off of the partners' deficit basis in the property of approximately $373,000 at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $494,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Oxford Trace.

On September 29, 2006, the property and the related assets and liabilities of Tivoli Place Apartments ("Tivoli Place") were sold to an unaffiliated third party purchaser for a sales price of $3,050,000. The Partnership received $1,331,631 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,711,000. The sale resulted in a gain of approximately $905,000 resulting from the write-off of the partners' deficit basis in the property of approximately $905,000 at the date of the sale. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $62,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Tivoli Place.

On September 20, 2006, the property and the related assets and liabilities of Bennion Park Apartments ("Mulberry") were sold to an unaffiliated third party purchaser for a sales price of $4,900,000. The Partnership received $2,321,740 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $2,578,000. The sale resulted in a gain of approximately $2,183,000 resulting from the write-off of the partners' deficit basis in the property of approximately $2,183,000 at the date of the sale. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $980,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Mulberry.

On September 20, 2006, the property and the related assets and liabilities of Twin Trees Apartments ("Twin Trees") were sold to an unaffiliated third party purchaser for a sales price of $2,300,000. The Partnership received $927,148 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,373,000. The sale resulted in a gain of approximately $904,000 resulting from the write-off of the partners' deficit basis in the property of approximately $904,000 at the date of the sale. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $582,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Twin Trees.

On July 26, 2006, the property and the related assets and liabilities of Washington Brooklyn Limited Partnership ("Washington") were sold to an unaffiliated third party purchaser for a sales price of approximately $160,000 and the assumption of the related mortgage liabilities and the litigation discussed in Note 10. After the repayment of other liabilities and closing costs of approximately $60,000, the Partnership will receive an additional payment estimated to be approximately $100,000 to be paid at a later date upon the settlement of a foreclosure dispute (see Note 10). During the quarter ended June 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000. The sale resulted in a loss of approximately $384,000 resulting from the write-off of the partners' basis in the property of approximately $384,000 at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $30,000 as a result of the write-off of payables owed by Local Partnership. The sale resulted in the liquidation of Washington.

On June 26, 2006, the property and the related assets and liabilities of Hunters Chase Apartments ("Hunters Chase") were sold to an unaffiliated third party purchaser for a sales price of $2,730,000. The Partnership received $334,243 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,396,000. The sale resulted in a gain of approximately $1,192,000 resulting from the write-off of the partners' deficit basis in the property of approximately $1,192,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $72,000 was recorded during the quarter ended December 31, 2006, resulting in overall gain of approximately $1,264,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,245,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Hunters Chase.

On June 26, 2006, the property and the related assets and liabilities of Wilshire Apartments ("Wilshire") were sold to an unaffiliated third party purchaser for a sales price of $1,700,000. The Partnership received $31,986 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,668,000. The sale resulted in a gain of approximately $680,000 resulting from the write-off of the partners' deficit basis in the property of approximately $680,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. A downward adjustment to the gain of approximately $161,000 was recorded during the quarter ended December 31, 2006, resulting in overall gain of approximately $519,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,179,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Wilshire.

On June 20, 2006, the property and the related assets and liabilities of Bethel Park Apartments ("Bethel Park") were sold to an unaffiliated third party purchaser for a sales price of $2,500,000. The Partnership received $620,674 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,879,000. The sale resulted in a gain of approximately $319,000 resulting from the write-off of the partners' deficit basis in the property of approximately $319,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $11,000 was recorded during the quarter ended March 31, 2007, resulting in overall gain of approximately $330,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $298,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Bethel Park.

On June 20, 2006, the property and the related assets and liabilities of Zebulon Park Apartments ("Zebulon") were sold to an unaffiliated third party purchaser for a sales price of $2,000,000. The Partnership received $420,305 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,580,000. The sale resulted in a gain of approximately $115,000 resulting from the write-off of the partners' deficit basis in the property of approximately $115,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. A downward adjustment to the gain of approximately $3,000 was recorded during the quarter ended December 31, 2006, resulting in overall gain of approximately $112,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $264,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Zebulon.

On June 5, 2006, the property and the related assets and liabilities of Northwood Apartments of Georgia ("Northwood") were sold to an unaffiliated third party purchaser for a sales price of $6,050,000. The Partnership received $3,197,019 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $2,853,000. The sale resulted in a gain of approximately $2,367,000 resulting from the write-off of the partners' basis in the property of approximately $2,367,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $81,000 was recorded during the quarter ended March 31, 2007, resulting in overall gain of approximately $2,448,000. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $868,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Northwood.

On March 31, 2006, the Partnership's limited partnership interest in Davidson Court Limited Partnership ("Davidson Court") was sold to an affiliate of the general partner of the Local Partnership (the "Local General Partner") for a sales price of $1,100,000. The Partnership received proceeds of $1,066,715 from this sale after the payment of closing costs of approximately $33,000 from the sales price. Because Davidson Court was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $68,000. Such contribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $999,000 and the $1,066,715 cash received from the sale.

On March  31,  2006,  the  Partnership's  limited  partnership  interest  in CLM
Equities Limited Partnership ("Morris Avenue") was sold to the Local General Partner and its affiliate for a sales price of $265,000. The Partnership received proceeds of $264,990 from this sale. Because Morris Avenue was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $424,000, which was recorded during the quarter ended June 30, 2006. A downward adjustment of approximately $9,000 was recorded during the quarter ended December 31, 2006, resulting in overall non-cash distribution of approximately $415,000. Such distribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $680,000 and the $264,990 cash received from the sale.

On February 1, 2006, the Partnership's limited partnership interest in Ivanhoe Apartments Limited Partnership ("Ivanhoe") was sold to the Local General Partner for a sales price of $150,000. The Partnership received proceeds of $150,000 from this sale. Because Ivanhoe was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $50,000, which was recorded during the quarter ended June 30, 2006. An adjustment to the non-cash distribution of approximately $35,000 was recorded during the quarter ended March 31, 2007, resulting in overall non-cash distribution of approximately $85,000. Such distribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $235,000 and the $150,000 cash received from the sale. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $35,000 as a result of the write-off of payables owed by Local Partnership.

On January 19, 2006, the Partnership's limited partnership interest in Nelson Anderson Affordable Housing Limited Partners ("Nelson Anderson") was sold to the Local General Partner for a sales price of $490,000. The Partnership received proceeds of $489,990 from this sale. Because Nelson Anderson was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $196,000, which was recorded during the quarter ended June 30, 2006. A downward adjustment to the non-cash distribution of approximately $1,000 was recorded during the quarter ended March 31, 2007, resulting in overall non-cash distribution of approximately $197,000. Such distribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $687,000 and the $489,990 cash received from the sale. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $28,000 as a result of the write-off of payables owed by Local Partnership.

On January 1, 2006, the Partnership's limited partnership interest in Greenfield Village Limited Partnership ("Greenfield Village") was sold to the Local General Partner for a sales price of $75,000. The Partnership received proceeds of $74,990 from the sale. Because Greenfield Village was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $461,000, which was recorded during the quarter ended March 31, 2006. Such contribution flows through minority interest as a result of the write-off of the partners' deficit basis in the property of approximately $386,000 and the $74,990 cash received from the sale.

On January 1, 2006, the Partnership's limited partnership interest in The Oaks Village Limited Partnership ("Oaks Village") was sold to the Local General Partner for a sales price of $75,000. The Partnership received proceeds of $74,990 from this sale. Because Oaks Village was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $407,000, which was recorded during the quarter ended March 31, 2006. Such contribution flows through minority interest as a result of the write-off of the partners' deficit basis in the property of approximately $332,000 and the $74,990 cash received from the sale.

On June 20, 2005, the Partnership's limited partnership interest in Parkside Townhomes Associates ("Parkside") was sold to the Local General Partner for a sales price of $650,000. The Partnership received $611,140, after the payment of closing costs of approximately $39,000, which included $161,140 paid in cash at closing and $450,000 pursuant to a promissory note payable to the Partnership (which was paid off in full as of December 31, 2006). During the quarter ended June 30, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $555,000. Because Parkside was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $32,000. Such distribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $643,000 and the $611,140 cash received from the sale.

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

Item 1A.  Risk Factors

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 30% of the Properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of March 31, 2007, there were three Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Partnership holds a 99%, 98.99% and 98% limited partnership interest in seven, ten and twenty-two Local Partnerships, respectively. Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15 (a) 2; Schedule III.

                                    Local Partnership Schedule
                                    --------------------------

                                                               % of Units Occupied at May 1,
         Name of Location                             -----------------------------------------------
        (Number of Units)             Date Acquired    2007      2006      2005      2004      2003
----------------------------------   --------------   -------   -------   -------   -------   -------
Parkside Townhomes
York, PA (53)                        September 1990       (a)       (a)       92%       98%       89%

Twin Trees
Layton, UT (43)                        October 1990       (c)       98%       93%       95%       95%

Bennion (Mulberry)
Taylorsville, UT (80)                  October 1990       (c)       95%       95%       93%       88%

Hunters Chase
Madison, AL (91)                       October 1990       (c)       90%       80%       80%       95%

Wilshire Park
Huntsville, AL (65)                    October 1990       (c)       95%       85%       91%       88%

Bethel Park
Bethel, OH (84)                        October 1990       (c)       94%       83%       96%       89%

Zebulon Park
Owensville, OH (66)                    October 1990       (c)       84%       86%       94%       94%

Tivoli Place
Murphreesboro, TN (61)                 October 1990       (c)       90%       95%       90%       92%

Northwood (Hartwood)
Jacksonville, FL (110)                 October 1990       (c)       91%       93%       97%       92%

Oxford Trace
Aiken, SC (29)                         October 1990       (c)       93%       90%       96%       97%

Ivanhoe Apts.
Salt Lake City, UT (19)                January 1991       (a)       (a)       95%      100%       79%

Washington Brooklyn
Brooklyn, NY (24)                      January 1991       (c)      100%      100%      100%      100%

Manhattan B (C.H. Development)
New York, NY (35)                      January 1991       (c)      100%      100%       97%      100%

Davidson Court
Staten Island, NY (38)                   March 1991       (a)       (a)      100%       97%      100%

Magnolia Mews
Philadelphia, PA (63)                    March 1991       90%       95%       97%       95%       98%

Oaks Village
Whiteville, NC (40)                      March 1991       (a)       (a)      100%      100%       98%

Greenfield Village
Dunn, NC (40)                            March 1991       (a)       (a)       98%       98%       98%

Morris Avenue (CLM Equities)
Bronx, NY (58)                           April 1991       (a)       (a)      100%      100%      100%

Victoria Manor
Riverside, CA (112)                      April 1991       98%       99%       98%      100%      100%

Ogontz Hall
Philadelphia, PA (35)                    April 1991       97%       96%       97%       90%      100%


                                    Local Partnership Schedule
                                    --------------------------

                                                               % of Units Occupied at May 1,
         Name of Location                             -----------------------------------------------
        (Number of Units)             Date Acquired    2007      2006      2005      2004      2003
----------------------------------   --------------   -------   -------   -------   -------   -------
Eagle Ridge
Stoughton, WI (54)                         May 1991       (c)       83%       83%       87%       89%

Nelson Anderson
Bronx, NY (81)                            June 1991       (a)       (a)       93%       98%       98%

Abraham Lincoln Apts.
Irondequoit, NY (69)                 September 1991       (b)       93%       88%       86%       83%

Wilson Street Apts. (Middletown)
Middletown, PA (44)                  September 1991       86%       93%       89%       98%       98%

Lauderdale Lakes
Lauderdale Lakes, FL (172)             October 1991       (c)       99%      100%       99%       97%

Flipper Temple
Atlanta, GA (163)                      October 1991      100%       99%      100%      100%       97%

220 Cooper Street
Camden, NJ (29)                       December 1991       83%       93%       90%      100%      100%

Pecan Creek
Tulsa, OK (47)                        December 1991       88%       92%       85%       96%       92%

Vendome
Brooklyn, NY (24)                     December 1991      100%      100%      100%      100%      100%

Rainer Villas
New Augusta, MS (20)                  December 1991       90%       75%       90%      100%       85%

Pine Shadow Apts.
Waveland, MS (48)                     December 1991       (d)       (d)      100%      100%       98%

Windsor Place
Wedowee, AL (24)                      December 1991      100%      100%      100%      100%      100%

Brookwood Apts.
Foley, AL (38)                        December 1991       89%       92%       95%       84%       95%

Heflin Hills Apts.
Heflin, AL (24)                       December 1991      100%      100%      100%      100%      100%

Shadowood Apts.
Stevenson, AL (24)                    December 1991       96%      100%       96%      100%      100%

Brittany Apts.
DeKalb, MS (25)                       December 1991      100%      100%       96%      100%      100%

Hidden Valley Apts.
Brewton, AL (40)                      December 1991      100%      100%      100%      100%      100%

Westbrook Square
Carthage, MS (32)                     December 1991       88%       78%       94%       97%       97%

Royal Pines Apts. (Warsaw Elderly)
Warsaw, KY (36)                       December 1991      100%      100%       97%      100%      100%

West Hill Square
Gordo, AL (24)                        December 1991      100%      100%       96%      100%      100%

Elmwood Manor
Picayune, MS (24)                     December 1991      100%       96%      100%      100%      100%

Harmony Gate Apts.
Los Angeles, CA (70)                   January 1992       (b)      100%       93%       97%       99%

(a) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2006 (see Note 9 in Item 8)
(b) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2007 (see Note 9 in Item 8).
(c) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2007 (see Note 9 in Item 8).
(d)  This property  suffered damages from Hurricane Katrina (see Note 10 in Item
     8).

One Local Partnership's assets balances are greater than 10% of the Partnership's total assets balances, and excluding gain on sale of properties, none of the Local Partnerships' revenue balance is greater than 10% of the Partnership's total revenue balances.

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

The General Partners generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating
Deficit Guarantees"). Under the terms of the Operating Deficit Guarantees, amounts funded are treated as operating loans, which do not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2007, all Operating Deficit Guarantees have expired.


Item 3.  Legal Proceedings

Washington
----------

On July 26, 2006, the sale of Washington was completed (see Item 8, Note 9) pursuant to the purchase and sale agreement. Upon closing, the purchaser assumed all of Washington's rights and liabilities with respect to the Litigation described below.

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

On July 18, 2006, the Freedom LPs perfected their appeal from the Court's January 3, 2006 decision.

Item 4.  Submission of Matters to a Vote of Stockholders

None

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2007, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $72,896,000. All of the issued and outstanding Limited Partnership Interests have been issued to Freedom Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs. As of May 25, 2007, the Partnership has 4,022 registered holders of an aggregate of 72,896 BACs.

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

There are no material restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. During the fiscal year ended March 31, 2007, distributions from sales of approximately $6,925,000 were made to the BACs holders and of approximately $70,000 to the General Partners.

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

     o In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partners, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

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

                                                              Years Ended March 31,
                                    ---------------------------------------------------------------------------
           OPERATIONS                   2007           2006*           2005*           2004*           2003*
---------------------------------   ------------   ------------   -------------   -------------   -------------
Revenues                            $  6,526,768   $  6,433,900   $   6,241,975   $   6,077,701   $   5,725,218

Operating expenses                    (8,191,697)    (8,523,399)     (7,935,337)     (7,967,565)     (7,556,969)
                                    ------------   ------------   -------------   -------------   -------------

Loss from operations before
 minority interest                    (1,664,929)    (2,089,499)     (1,693,362)     (1,889,864)     (1,831,751)

Minority interest in loss of
 subsidiaries from operations             12,796         13,180           7,176          10,827          11,442
                                    ------------   ------------   -------------   -------------   -------------

Loss from operations                  (1,652,133)    (2,076,319)     (1,686,186)     (1,879,037)     (1,820,309)

Income (loss) from discontinued
 operations including minority
 interest)(Note 11)                   13,484,294     (1,715,725)     (2,533,452)     (1,875,927)     (1,933,438)
                                    ------------   ------------   -------------   -------------   -------------

Net income (loss)                   $ 11,832,161   $ (3,792,044)  $  (4,219,638)  $  (3,754,964)  $  (3,753,747)
                                    ============   ============   =============   =============   =============

Loss from operations per BAC        $     (22.43)  $     (28.20)  $      (22.90)  $      (25.52)  $      (24.72)

Income (loss) from discontinued
 operations per BAC                       183.13         (23.30)         (34.41)         (25.48)         (26.26)
                                    ------------   ------------   -------------   -------------   -------------

Net income (loss)per BAC            $     160.70   $     (51.50)  $      (57.31)  $      (51.00)  $      (50.98)
                                    ============   ============   =============   =============   =============


                                                                    March 31,
                                    ---------------------------------------------------------------------------
       FINANCIAL POSITION               2007           2006           2005            2004            2003
---------------------------------   ------------   ------------   -------------   -------------   -------------
Total assets                        $ 34,744,362   $ 79,514,396   $  85,974,318   $  89,939,866   $  93,667,833
                                    ============   ============   =============   =============   =============

Mortgage notes payable (including
 assets held for sale)              $ 25,276,141   $ 59,865,761   $  65,119,347   $  66,285,158   $  67,366,819
                                    ============   ============   =============   =============   =============

Total liabilities                   $ 30,941,275   $ 82,460,679   $  80,056,413   $  79,841,161   $  79,736,876
                                    ============   ============   =============   =============   =============

Total partners' capital (deficit)   $  3,130,714   $ (5,914,946)  $  (2,122,902)  $   2,096,736   $   5,851,700
                                    ============   ============   =============   =============   =============

* Reclassified for comparative purposes.


During the years ended March 31, 2003, 2004 and 2005 total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the years ended March 31, 2006 and 2007, total assets and liabilities decreased primarily due to the sale of Local Partnerships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

General
-------

The Partnership's capital was originally invested in forty-two Local Partnerships. As of March 31, 2007, the limited partnership interest in nine Local Partnerships and the property and the related assets and liabilities of thirteen Local Partnerships have been sold. For a discussion of these sales of the Local Partnerships, see Note 9 in Item 8. Subsequently, on April 30, 2007, six Local Partnerships entered into agreements to sell their property and the related assets and liabilities, and on May 3, 2007, the Partnership's limited partnership interest in one Local Partnership was sold (see Item 8, Note 13).

During the year ended March 31, 2007, the primary sources of liquidity included working capital, interest earned on working capital, and distributions received from the Local Partnerships.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal (other than sales proceeds and sales distributions), are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. During the years ended March 31, 2007, 2006 and 2005, distributions from the Local Partnerships amounted to approximately $54,000, $24,000 and $138,000, respectively. Additionally, during the years ended March 31, 2007, 2006 and 2005, the Partnership received approximately $13,059,000, $2,379,000 and $0, respectively, of proceeds from the sale of investments.

Certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,983,000 and $9,051,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively. In particular, partnership management fees owed to the General Partners amounting to approximately $2,948,000 and $7,555,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively. During the year ended March 31, 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote them off in the amount of approximately $4,096,000, resulting in a non-cash General Partner contribution of the same amount. Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $35,000 and $1,496,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in the position to meet its obligations. The General Partners and certain of its affiliates have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

During the year ended March 31, 2007, cash and cash equivalents of the Partnership and its thirty-nine Local Partnerships increased approximately $1,229,000 due to proceeds from sale of investments of approximately $39,497,000 and an increase due to Local general partners and affiliates relating to financing activities of approximately $54,000, which exceeded net cash used in operating activities of approximately $3,967,000, capital improvements of approximately $949,000, costs paid relating to the sale of properties of approximately $1,788,000, a decrease in due to local general partners and affiliates relating to financing activities of approximately $576,000, repayments of mortgage loans of approximately $22,872,000, distributions of approximately $6,995,000 and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately $1,174,000. Included in the adjustments to reconcile the net income to cash used in operating activities is depreciation and amortization of approximately $2,567,000, income on sale of investments of approximately $10,091,000 and loss on impairment of fixed assets of approximately $1,506,000.

Total expenses for the years ended March 31, 2007, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $3,998,020, $3,940,297 and $3,475,403, respectively. Accounts payable and other liabilities totaled $1,350,713 and $5,291,827, which is comprised of the following amounts:

                                                             March 31,
                                                   -----------------------------
                                                       2007             2006
                                                   ------------     ------------
Deferred revenue from sale of properties           $          0     $  1,888,040
Accounts payable                                        534,287        1,488,252
Accrued interest payable                                579,535        1,555,015
Security deposits payable                               236,891          360,520
                                                   ------------     ------------
Total accounts payable and other liabilities       $  1,350,713     $  5,291,827
                                                   ============     ============

Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. Included in accounts payable and other liabilities as of March 31, 2007 and 2006 are $0 and $1,888,040 of deferred revenue from sales, respectively.

As  indicated  in  the  above  table,   accrued   interest   payable   comprised
approximately 43% and 46% of the total accounts payable and other liabilities amount, excluding deferred revenue from sales, at March 31, 2007 and 2006, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.

The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnerships) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the consolidated financial statements.

Working capital of approximately $4,998,000, exclusive of Local Partnerships' working capital, remains as of March 31, 2007. It is used to pay operating expenses of the Partnership, including Partnership management fees payable to the General Partners and advances to Local Partnerships if warranted.

Long-Term
----------

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

On October 20, 1999 President Clinton signed the Fiscal Year 2000 Department of Veteran Affairs, HUD and Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to HUD Mark-to-Market Program and other HUD programs concerning the preservation of HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000," reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market. As of March 31, 2007, none of the Local Partnerships has opted to enter the Mark-to-Market Program and therefore this has no impact on the Partnership.

For a discussion of contingencies affecting certain Local Partnerships, see Note 10 in Item 8. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the applicable Compliance Period.

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

Discontinued Operations
-----------------------

The Partnership is currently in the process of disposing of its investments. The disposals meet the criteria established for recognition as a discontinued operation under SFAS No. 144. SFAS No. 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. See Note 9 in Item 8 for a discussion of the sale of properties. As of March 31, 2007, there were no assets held for sale.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments from operations as of March 31, 2007 to make future payments under its debt agreements and other contractual obligations.

                                           Less than       1 - 3         3 -5        More than
                               Total        1 Year         Years         Years        5 Years
                            -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)  $25,276,141   $ 2,107,086   $   538,682   $   618,170   $22,012,203

(a) The mortgage notes are payable in aggregate monthly installments of approximately $167,000 including principal and interest with rates varying from 1% to 13.50% per annum and have maturity dates ranging from 2007 through 2042. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.


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

Through March 31, 2007, the Partnership has recorded approximately $5,726,000 as a loss on impairment of assets or reductions to estimated fair value.

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

Rental subsidies are recognized as rental income during the month in which it is earned. The Partnership received rental subsidies which amounted to $2,976,343, $3,430,948 and $3,488,027 for the years ended March 31, 2007, 2006 and 2005, respectively. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                                      March 31,
                                      ------------------------------------------
                                         2007            2006*           2005*
                                      ----------      ----------      ----------
Interest                              $  373,757      $   51,045      $   19,832
Other                                    916,833       1,060,399         925,821
                                      ----------      ----------      ----------

   Total other revenue                $1,290,590      $1,111,444      $  945,653
                                      ==========      ==========      ==========

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                                      March 31,
                                      ------------------------------------------
                                         2007            2006*           2005*
                                      ----------      ----------      ----------
Interest                              $   38,940      $   54,056      $  127,023
Other                                    274,656         558,339         475,248
                                      ----------      ----------      ----------

   Total other revenue                $  313,596      $  612,395      $  602,271
                                      ==========      ==========      ==========

*  Reclassified for comparative purposes.

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

During the years ended March 31, 2007, 2006 and 2005, the Partnership has recorded approximately $1,506,000, $555,000 and $0, respectively, as a loss on impairment of assets. Through March 31, 2007, the Partnership has recorded an aggregate of approximately $5,726,000 of losses on impairment of assets.

The Partnership's primary source of income continues to be rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

2007 vs. 2006
-------------

Rental income decreased approximately 2% for the year ended March 31, 2007 as compared to 2006, primarily due to a decrease in rental income at one Local Partnership affected by Hurricane Katrina partially offset by an increase in rental rates at the remaining Local Partnerships.

Other income increased approximately $179,000 for the year ended March 31, 2007 as compared to 2006, primarily due to an increase in interest income earned at the Partnership level due to higher cash balances resulting from the sale of properties partially offset by a management fee received at the Partnership level from the sale of one Local Partnership in the prior year.

Total expenses, excluding repairs and maintenance, general and administrative and general and administrative-related parties, remained fairly consistent with a slight increase of less than 1% for the year ended March 31, 2007 as compared to 2006.

Repairs and maintenance expenses decreased approximately $276,000 for the year ended March 31, 2007 as compared to 2006, primarily due to a decrease in contract and maintenance expenses at three Local Partnerships, a decrease in repairs due to fire damage in 2006 at one Local Partnership and a decrease in maintenance expenses due to temporarily ceased operations at one Local Partnership affected by Hurricane Katrina, partially offset by an increase in grounds maintenance, plumbing and interior repair expenses at two Local Partnerships.

General and administrative expenses increased approximately $329,000 for the year ended March 31, 2007 as compared to 2006, primarily due to an increase in legal fees relating to sales activity and the Washington litigation (see Item 8,
Note 10) and an increase in accounting fees due to the Public Company Accounting Oversight Board requirements at the Partnership level, an increase in legal and partnership expenses at one Local Partnership, an increase in office expenses, administrative salaries and payroll taxes at a second and third Local Partnership and an increase in consulting fees due to a tax credit renewal process at a fourth Local Partnership.

General and administrative - related parties expenses decreased approximately $408,000 for the year ended March 31, 2007 as compared to 2006, primarily due to a decrease in partnership management fees and expense reimbursement charges at the Partnership level resulting from the sale of properties and a decrease due to temporarily ceased operations at one Local Partnership.

2006 vs. 2005
-------------

Rental income increased less than 1% for the year ended March 31, 2006 as compared to 2005, primarily due to an annual increase in rental rates at the Local Partnerships partially offset by an increase in vacancies due to damage from Hurricane Katrina at one Local Partnership.

Other income increased approximately $166,000 for the year ended March 31, 2006 as compared to 2005, primarily due to a management fee received at the Partnership level from the sale of one Local Partnership.

Total expenses, excluding repairs and maintenance, operating and other, general and administrative, remained fairly consistent with an increase of approximately 3% for the year ended March 31, 2006 as compared to 2005.

Repairs and maintenance expenses increased approximately $150,000 for the year ended March 31, 2006 as compared to 2005, primarily due to property and building improvements at one Local Partnership, fire damage repairs at a second Local Partnership and increases in repair contracts and maintenance salaries at a third Local Partnership partially offset by a decrease in maintenance expenses at two Local Partnerships.

Operating and other expenses increased approximately $147,000 for the year ended March 31, 2006 as compared to 2005, primarily due to an increase in gas expense at one Local Partnership and an increase in water expense at a second Local Partnership.

General and administrative increased approximately $166,000 for the year ended March 31, 2006 as compared to 2005, primarily due to an increase in legal fees relating to the Washington Brooklyn legal proceedings and an increase in sales activity at the Partnership level (see Item 8, Note 10) and an increase in management salaries and renting expenses at one Local Partnership.

Other
-----

As of December 31, 2002, the Credit Period for all of the Properties had expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2007 with respect to the Properties depending upon when the Credit Period commenced.

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

There are also substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex. As of March 31, 2007, there were three Local Partnerships subsidized by HUD.

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

The Partnership does not anticipate that it will be in a position to make cash distributions other than from refinancing and the disposition of the Properties. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. During the fiscal year ended March 31, 2007, distributions from sales of approximately $6,925,000 were made to the BACs holders and of approximately $70,000 to the General Partners.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 13.50% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments.

Item 8. Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

        Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm           19

        Consolidated Balance Sheets as of March 31, 2007 and 2006         47

        Consolidated Statements of Operations for the years ended
         March 31, 2007, 2006 and 2005                                    48

        Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the years ended March 31, 2007, 2006 and
          2005                                                            49

        Consolidated Statements of Cash Flows for the years ended
         March 31, 2007, 2006 and 2005                                    50

        Notes to Consolidated Financial Statements                        51

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM






TO THE PARTNERS OF FREEDOM TAX CREDIT PLUS L.P.



         We have audited the accompanying consolidated balance sheets of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIARIES as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of twenty-eight subsidiary partnerships, whose losses aggregated $3,322,175 for the year ended March 31, 2007, and whose assets constituted 80% of consolidated assets at March 31, 2007. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

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

         In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FREEDOM TAX CREDIT PLUS L.P. AND SUBSIDIRAIES as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.



/s/ Friedman LLP
New York, New York
June 18, 2007

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Ivanhoe Apartments Limited Partnership

We have audited the accompanying balance sheet of Ivanhoe Apartments Limited Partnership (a Limited Partnership) as of January 31, 2006 and December 31, 2005 and the related statements of operations, changes in partners' capital and cash flows for the month ended January 31, 2006 and the year ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivanhoe Apartments Limited Partnership at January 31, 2006 and December 31, 2005, and the results of its operations and cash flows for the month ended January 31, 2006 and the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ Lake, Hill & Myers
Salt Lake City, Utah
February 6, 2007

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Washington Brooklyn Limited Partnership

We have audited the accompanying balance sheets of Washington Brooklyn Limited Partnership (A Limited Partnership) as of December 31, 2006 and 2005 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Washington Brooklyn Limited Partnership (A Limited Partnership) as of December 31, 2006 and 2005 and the results of its operations, changes in its partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KOCH GROUP & COMPANY, LLP
New York, New York
February 23, 2007

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
C-H Development Group Associates

We have audited the statements of operations, changes in partners' equity and cash flows of C-H Development Group Associates for the period January 1 to October 25, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H Development Group Associates operations, changes in partners' equity and cash flows for the period January 1 to October 25, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
New York, New York
January 23, 2007

[Letterhead of Haefele Flanagan]

INDEPENDENT AUDITORS' REPORT

To the Partners
Magnolia Mews Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of December 31, 2006, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of December 31, 2006, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Haefele Flanagan L.C., p.c.
Moorestown, New Jersey
February 24, 2007

[Letterhead of KOCH GROUP & COMPANY, LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners
CLM Equities

We have audited the accompanying balance sheet of CLM Equities (A Limited Partnership) as of March 31, 2006 and the related statements of operations, changes in partners' equity and cash flows for the three months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLM Equities (A Limited Partnership) as of March 31, 2006 and the results of its operations, changes in its partners' equity and its cash flows for the three months then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Koch Group & Company, LLP
Certified Public Accountants
New York, New York
October 24, 2006

[Letterhead of Larson, Allen, Weishair & Co., LLP]

INDEPENDENT AUDITOR'S REPORT


To The Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania

We have  audited the  accompanying  balance  sheets of Ogontz Hall  Investors (A
Limited Partnership) as of December 31, 2006 and 2005, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have issued our report dated March 29, 2007, on our consideration of Ogontz Hall Investors' internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grant agreements. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be considered in assessing the results of our audit.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 16 to 29 is presented for the purposes of additional analysis, including supplementary information required by PHFA, and is not a required part of the financial statements of Ogontz Hall Investors. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Larson, Allen, Weishair & Co., LLP
Blue Bell, Pennsylvania
March 29, 2007

[Letterhead of Regen, Benz & MacKenzie, C.P.A.'s, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Nelson Anderson Affordable Housing Limited Partnership

We have audited the accompanying balance sheet of Nelson Anderson Affordable Housing Limited Partnership from January 1, 2006, to January 19, 2006 (date of sale), and the related statements of operations, changes in partners' capital (deficit) and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nelson Anderson Affordable Housing Limited Partnership as of January 19, 2006, and the results of its operations, the changes in partners' capital (deficit) and cash flows for the period then ended, in conformity with generally accepted accounting principles used in the United States of America.


/s/ Regen, Benz & MacKenzie, C.P.A.'s, P.C.
New York, New York
December 8, 2006

[Letterhead of Salmin, Celona, Wehrle & Flaherty, LLP]

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Partners
Conifer Irondequoit Associates

We have audited the accompanying balance sheet of Conifer Irondequoit Associates (a limited partnership) as of December 31, 2006 and 2005, and the related statements of operations and partners' capital (deficit) and cash flows for the years then ended. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Irondequoit Associates as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Partnership has lost a major tenant. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Rochester, New York
March 7, 2007

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Middletown Associates

We have audited the accompanying balance sheet of Middletown Associates as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates as of December 31, 2006 and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP
Baltimore, Maryland
March 29, 2007

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Lauderdale Lakes Associates, Ltd.

We have audited the accompanying balance sheets of Lauderdale Lakes Associates, Ltd. as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lauderdale Lakes Associates, Ltd. as of December 31, 2006 and 2005, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
Atlanta, Georgia
May 1, 2007

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Flipper Temple Associates, L.P.

We have audited the accompanying balance sheet of Flipper Temple Associates, L.P., as of December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flipper Temple Associates, L.P. as of December 31, 2006, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2007, on our consideration of Flipper Temple Associates, L.P.'s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated February 27, 2007, on Flipper Temple Associates, L.P.'s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 24 through 36 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Bethesda, Maryland
February 27, 2007
Lead Auditor:  Nelson D. Gomez

[Letterhead of Heffler, Radetich & Saitta L.L.P]

INDEPENDENT AUDITORS' REPORT

To the Partners of
220 Cooper Street, L.P.

We have audited the accompanying balance sheets of 220 Cooper Street, L.P. as of December 31, 2006 and 2005, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Heffler, Radetich & Saitta L.L.P.
Mount Laurel, NJ
January 18, 2007

[ARCHAMBO & MUEGGENBORG, PC LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Partners
Pecan Creek Limited Partnership
Bartlesville, Oklahoma

We have audited the accompanying balance sheets of PECAN CREEK LIMITED PARTNERSHIP as of December 31, 2006 and 2005, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PECAN CREEK LIMITED PARTNERSHIP as of December 31, 2006 and 2005, and the results of its operations, changes in its partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Archambo & Mueggenborg, PC
Deborah E. Mueggenborg, Engagement Partner
ARCHAMBO & MUEGGENBORG, PC
Certified Public Accountants
302 SE Osage Ave.
Bartsville, OK  74003
73-1439902

February 9, 2007

[Letterhead of AGBIMSON & CO., PLLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2006, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
January 30, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
New Augusta Associates, Ltd.
New Augusta, Mississippi

We have audited the accompanying balance sheets of New Augusta Associates, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Augusta Associates, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 07, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Pine Shadow, Ltd.
Waveland, Mississippi

We have audited the accompanying balance sheets of Pine Shadow, Ltd. a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Shadow, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 8, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Windsor Place, L.P.
Wedowee, Alabama

We have audited the accompanying balance sheets of Windsor Place, L.P., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Place, L.P., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 8, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brookwood Associates, Ltd.
Foley, Alabama

We have audited the accompanying balance sheets of Brookwood Associates, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Associates, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 27, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Heflin Hills Apartments, Ltd.
Heflin, Alabama

We have audited the accompanying balance sheets of Heflin Hills Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heflin Hills Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
March 8, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Shadowood Apartments, Ltd.
Stevenson, Alabama

We have audited the accompanying balance sheets of Shadowood Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadowood Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 28, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Brittany Associates, L.P.
Dekalb, Mississippi.

We have audited the accompanying balance sheets of Brittany Associates, L.P., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brittany Associates, L.P., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 27, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hidden Valley Apartments, Ltd.
Brewton, Alabama

We have audited the accompanying balance sheets of Hidden Valley Apartments, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Valley Apartments, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 27, 2007

[Letterhead of DONALD W. CAUSEY, CPA, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Warsaw Elderly Housing, Ltd.
Warsaw, Kentucky

We have audited the accompanying balance sheets of Warsaw Elderly Housing, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Elderly Housing, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 25, 2006

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Hill Square, Ltd.
Gordo, Alabama

We have audited the accompanying balance sheets of West Hill Square, Ltd., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Hill Square, Ltd., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 7, 2007

[Letterhead of DONALD W. CAUSEY & ASSOCIATES, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Elmwood Associates, L.P.
Picayune, Mississippi

We have audited the accompanying balance sheets of Elmwood Associates, L.P., a limited partnership, as of December 31, 2006 and 2005, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Associates, L.P., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 26, 2007

[Letterhead of Holthouse Carlin & VanTrigt LLP]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Harmony Associates, L.P.

We have audited the accompanying balance sheet of Harmony Associates, L.P. as of December 31, 2006, and the related statements of income, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Associates, L.P., as of December 31, 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holthouse Carlin & VanTrigt LLP
Santa Monica, California
February 23, 2007

[Letterhead of Matthews, Cutrer & Lindsay, P.A.]

To the Partners of
Westbrook Square, LP

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Westbrook Square, LP (a Mississippi limited partnership), RHS Project No. 28-040-640770978 as of December 31, 2006 and 2005, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westbrook Square, LP as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Matthews, Cutrer & Lindsay, P.A.
Ridgeland, Mississippi
February 9, 2007

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,
                                                                                  ----------------------------
                                                                                      2007            2006
                                                                                  ------------    ------------
ASSETS

Operating assets:
 Property and equipment, at cost, less accumulated depreciation (Note 4)          $ 24,877,432    $ 36,462,734
 Cash and cash equivalents                                                           5,899,857       3,404,395
 Cash held in escrow                                                                 2,869,341       3,734,746
 Deferred costs - net of accumulated amortization (Note 5)                             243,958         259,582
 Other assets                                                                          852,070         851,970
                                                                                  ------------    ------------

Total operating assets                                                              34,742,658      44,713,427
                                                                                  ------------    ------------

Assets held for sale (Note 11):
 Property and equipment held for sale, net of accumulated depreciation (Note 4)              0      31,269,354
 Other assets held for sale                                                              1,704       3,531,615
                                                                                  ------------    ------------
Total assets held for sale                                                               1,704      34,800,969
                                                                                  ------------    ------------

Total assets                                                                      $ 34,744,362    $ 79,514,396
                                                                                  ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities:
 Mortgage notes payable (Note 6)                                                  $ 25,276,141    $ 33,397,400
 Accounts payable and other liabilities                                              1,350,713       5,291,827
 Due to local general partners and affiliates (Note 7)                               1,078,112       1,181,186
 Due to general partners and affiliates                                              3,229,196       9,666,054
                                                                                  ------------    ------------

Total operating liabilities                                                         30,934,162      49,536,467
                                                                                  ------------    ------------

Liabilities related to assets held for sale (Note 11):
 Mortgage notes payable of assets held for sale (Note 6)                                     0      26,468,361
 Other liabilities held for sale including minority interest                             7,113       6,455,851
                                                                                  ------------    ------------
Total liabilities related to assets held for sale                                        7,113      32,924,212
                                                                                  ------------    ------------

Total liabilities                                                                   30,941,275      82,460,679
                                                                                  ------------    ------------

Minority interests (Note 2)                                                            672,373       2,968,663
                                                                                  ------------    ------------

Commitments and contingencies (Notes 7 and 10)

Partners' capital (deficit):
 Limited partners (72,896 BACs issued and outstanding)(Note 1)                        (386,432)     (5,175,151)
 General partners                                                                    3,517,146        (739,795)
                                                                                  ------------    ------------

Total partners' capital (deficit)                                                    3,130,714      (5,914,946)
                                                                                  ------------    ------------

Total liabilities and partners' capital (deficit)                                 $ 34,744,362    $ 79,514,396
                                                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years ended March 31,
                                                             --------------------------------------------
                                                                 2007            2006*           2005*
                                                             ------------    ------------    ------------
Operations:

Revenues
Rental income                                                $  5,236,178    $  5,322,456    $  5,296,322
Other (Note 2)                                                  1,290,590       1,111,444         945,653
                                                             ------------    ------------    ------------

Total revenues                                                  6,526,768       6,433,900       6,241,975
                                                             ------------    ------------    ------------

Expenses:

Repairs and maintenance                                         1,129,054       1,405,055       1,255,202
Operating and other                                             1,000,730         999,872         853,319
Real estate taxes                                                 341,052         337,324         334,509
Interest                                                        1,587,518       1,558,064       1,578,962
Depreciation and amortization (Notes 4 and 5)                   1,547,165       1,557,875       1,534,118
General and administrative                                      1,527,184       1,198,046       1,032,373
General and administrative-related parties (Note 7)             1,058,994       1,467,163       1,346,854
                                                             ------------    ------------    ------------

Total expenses                                                  8,191,697       8,523,399       7,935,337
                                                             ------------    ------------    ------------

Loss from continuing operations before minority interest       (1,664,929)     (2,089,499)     (1,693,362)

Minority interest in loss of subsidiaries from operations          12,796          13,180           7,176
                                                             ------------    ------------    ------------

Loss from continuing operations                                (1,652,133)     (2,076,319)     (1,686,186)

Discontinued operations:

Income (loss) from discontinued operations (including gain
   (loss) and minority interest) (Note 11)                     13,484,294      (1,715,725)     (2,533,452)
                                                             ------------    ------------    ------------

Net income (loss)                                            $ 11,832,161    $ (3,792,044)   $ (4,219,638)
                                                             ============    ============    ============

Loss from operations - limited partners                      $ (1,635,612)   $ (2,055,556)   $ (1,669,324)
Income (loss) from discontinued operations (including gain
   (loss) and minority interest) - limited partners            13,349,451      (1,698,568)     (2,508,118)
                                                             ------------    ------------    ------------

Net income (loss) - limited partners                         $ 11,713,839    $ (3,754,124)   $ (4,177,442)
                                                             ============    ============    ============

Number of BACs outstanding                                         72,896          72,896          72,896
                                                             ============    ============    ============

Loss from operations per BAC                                 $     (22.43)   $     (28.20)   $     (22.90)
Income (loss) from discontinued operations per BAC                 183.13          (23.30)         (34.41)
                                                             ------------    ------------    ------------

Net income (loss) per BAC                                    $     160.70    $     (51.50)   $     (57.31)
                                                             ============    ============    ============

* Reclassified for comparative purposes.


          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    YEARS ENDED MARCH 31, 2007, 2006 and 2005

                                                                  Limited         General
                                                   Total         Partners        Partners
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2004    $  2,096,736    $  2,756,415    $   (659,679)

Net loss                                         (4,219,638)     (4,177,442)        (42,196)
                                               ------------    ------------    ------------

Partners' deficit - March 31, 2005               (2,122,902)     (1,421,027)       (701,875)

Net loss                                         (3,792,044)     (3,754,124)        (37,920)
                                               ------------    ------------    ------------

Partner's deficit - March 31, 2006               (5,914,946)     (5,175,151)       (739,795)

Net income                                       11,832,161      11,713,839         118,322

Contribution - write-off of partnership
  management fees related to sold
  properties (Note 7)                             4,095,540               0       4,095,540

Contribution - write-off of related
  party debt                                        113,030               0         113,030

Distributions                                    (6,995,071)     (6,925,120)        (69,951)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2007   $  3,130,714    $   (386,432)   $  3,517,146
                                               ============    ============    ============


          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2007, 2006 and 2005

                                                                        2007             2006            2005
                                                                    ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                   $ 11,832,161    $ (3,792,044)   $ (4,219,638)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

  (Gain) loss on sale of investments                                 (10,090,931)         81,351               0
  Capital contributions - General Partner                              4,208,570               0               0
  Loss on impairment of property and equipment                         1,505,824         555,000               0
  Depreciation and amortization                                        2,567,306       4,902,705       5,074,408
  Minority interest in loss of subsidiaries                           (5,905,310)     (1,580,663)        (43,525)
  (Increase) decrease in other assets                                    (43,810)         31,691         (81,783)
  Increase in deferred revenue from sale of properties                         0       1,888,040               0
  (Decrease) increase in accounts payable and other liabilities       (2,432,564)        344,774         683,812
  Decrease (increase) in cash held in escrow                             322,704         (38,852)       (806,472)
  (Decrease) increase in due to general partners and affiliates       (6,632,207)      1,122,812         991,218
  Increase in due to local general partners and affiliates               851,543          69,352         119,303
  Decrease in due to local general partners and affiliates              (150,579)       (235,137)        (91,390)
                                                                    ------------    ------------    ------------

Net cash (used in) provided by operating activities                   (3,967,293)      3,349,029       1,625,933
                                                                    ------------    ------------    ------------

Cash flows from investing activities:

  Additions to property and equipment                                   (949,279)       (627,560)       (567,870)
  Proceeds from sale of investments                                   39,496,685       2,378,602               0
  Cost paid relating to sale of properties                            (1,788,468)              0               0
  Decrease in due to local general partners and affiliates                     0               0        (662,425)
                                                                    ------------    ------------    ------------

Net cash provided by (used in) investing activities                   36,758,938       1,751,042      (1,230,295)
                                                                    ------------    ------------    ------------

Cash flows from financing activities:
  Decrease in deferred costs                                                   0               0           5,079
  Repayments of mortgage loans                                       (22,871,898)       (904,942)     (1,165,811)
  Increase in due to local general partners and affiliates                53,875         405,955         418,782
  Decrease in due to local general partners and affiliates              (575,717)     (1,940,801)        (78,237)
  (Decrease) increase in capitalization of consolidated
   subsidiaries attributable to minority interest                     (1,173,539)       (138,467)         82,363
  Distributions                                                       (6,995,071)              0               0
                                                                    ------------    ------------    ------------

Net cash used in financing activities                                (31,562,350)     (2,578,255)       (737,824)
                                                                    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                   1,229,295       2,521,816        (342,186)

Cash and cash equivalents at beginning of year                         4,672,266       2,150,450       2,492,636
                                                                    ------------    ------------    ------------

Cash and cash equivalents at end of year*                           $  5,901,561    $  4,672,266    $  2,150,450
                                                                    ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                              $  2,762,307    $  2,701,196    $  2,879,716
                                                                    ============    ============    ============

* Cash and cash equivalents, end of year, includes cash and cash equivalents from discontinued operations of $1,704, $1,267,871 and $0, respectively.


Summarized below are the components of the gain (loss) on sale of investments:

  Proceeds from sale of investments - net                           $(37,708,217)   $ (2,378,602)   $          0
  Decrease in property and equipment, net of accumulated
    depreciation                                                      39,841,367       3,833,788               0
  Decrease in cash held in escrow                                      1,762,291         634,479               0
  Decrease (increase) in other assets                                    799,045        (309,513)              0
  Decrease in mortgage notes payable                                 (11,717,722)     (4,348,645)              0
  (Decrease) increase in accounts payable and other liabilities       (2,841,170)      1,943,361               0
  Decrease in due to general partners and affiliates                     (74,651)        (39,850)              0
  Decrease in due to local general partners and affiliate               (938,739)        (90,228)              0
  Decrease in deferred costs                                             193,881               0               0
  Increase in capitalization of consolidated subsidiaries
    attributable to minority interest                                    592,984         836,561               0

          See accompanying notes to consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


NOTE 1 - General

Freedom Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on August 28, 1989 and commenced its public offering on February 9, 1990 (the "Offering"). The general partners of the Partnership are Related Freedom Associates L.P. (the "Related General Partner"), a Delaware limited partnership, and its affiliate, Freedom GP Inc. (the "Freedom General Partner"), a Delaware corporation (and together with the Related General Partner, the "General Partners"). The ultimate partner of the General Partners is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007). The Partnership will terminate on December 31, 2030, unless terminated sooner under the provisions of the limited partnership agreement of the Partnership (the "Partnership Agreement").

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of the general partner of the Related General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

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

As of December 31, 2002, the Credit Periods for all of the apartment complexes have expired, although each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2007 with respect to the Properties depending upon when the Credit Period commenced.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and its subsidiary partnerships, in which the Partnership is a limited partner, with an ownership interest ranging from approximately 98% to 99%. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation. Through the rights of the Partnership and/or an affiliate of the General Partners, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

d)  Cash Held in Escrow

Cash held in escrow includes replacement reserves and tenant security deposits.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


e)  Property and Equipment

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

Through March 31, 2007, the Partnership has recorded approximately $5,726,000 as a loss on impairment of assets or reductions to estimated fair value.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated. There were no assets classified as property and equipment-held for sale at March 31, 2007.

f)  Revenue Recognition

Rental income is earned under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned.

Rental subsidies are recognized as rental income during the month in which it is earned. The Partnership received rental subsidies which amounted to $2,976,343, $3,430,948 and $3,488,027 for the years ended March 31, 2007, 2006 and 2005, respectively. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                 Years Ended March 31,
                         ------------------------------------
                             2007        2006*        2005*
                         ----------   ----------   ----------
Interest                 $  373,757   $   51,045   $   19,832
Other                       916,833    1,060,399      925,821
                         ----------   ----------   ----------

   Total other revenue   $1,290,590   $1,111,444   $  945,653
                         ==========   ==========   ==========

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                 Years Ended March 31,
                         ------------------------------------
                             2007        2006*        2005*
                         ----------   ----------   ----------
Interest                 $   38,940   $   54,056   $  127,023
Other                       274,656      558,339      475,248
                         ----------   ----------   ----------

  Total other revenue    $  313,596   $  612,395   $  602,271
                         ==========   ==========   ==========

* Reclassified for comparative purposes

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


g)  Income Taxes

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

h)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions relating to reporting of assets, liabilities, revenues and expenses disclosed in the consolidated financial statements. Accordingly, actual results could differ from those estimates.

i) Net Income (Loss) per BAC

Net income (loss) per BAC is computed based on the net income (loss) for the period attributed to BACs holders, divided by the number of BACs outstanding for the period.


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable from operations are as follows:

                                                March 31, 2007              March 31, 2006
                                          -------------------------   -------------------------
                                           Carrying                    Carrying
                                            Amount       Fair Value     Amount       Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage Notes Payable for which it is:

Practicable to estimate fair value        $20,145,469   $20,145,469   $25,259,584   $25,259,584
Not Practicable                           $ 5,130,672           (*)   $ 8,137,816           (*)

The estimated fair values of the Partnership's mortgage notes payable from discontinued operations are as follows:

                                                March 31, 2007              March 31, 2006
                                          -------------------------   -------------------------
                                           Carrying                    Carrying
                                            Amount       Fair Value     Amount       Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $         0   $         0   $22,675,897   $22,707,650
Not practicable                           $         0                 $ 3,792,464           (*)

(*) Management  believes it is not practicable to estimate the fair value of the
    mortgage   notes   payable   because   mortgage    programs   with   similar
    characteristics are not currently available to the Local Partnerships.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


NOTE 4 - Property and Equipment

The components of property and equipment from operating assets are as follows:

                                            March 31,               Estimated
                                  ----------------------------     Useful Lives
                                      2007            2006           (Years)
                                  ------------    ------------    -------------
Land                              $  1,684,185    $  1,751,865          -
Buildings and improvements          45,157,303      66,026,433       15 to 40
Other                                1,856,263       2,068,795        5 to 15
                                  ------------    ------------
                                    48,697,751      69,847,093
Less:  Accumulated depreciation    (23,820,319)    (33,384,359)
                                  ------------    ------------
                                  $ 24,877,432    $ 36,462,734
                                  ============    ============

Depreciation expense for the years ended March 31, 2007, 2006 and 2005 amounted to $1,531,541, $1,542,433 and $1,518,676, respectively.

During the years ended March 31, 2007 and 2006, there were write-offs of accumulated depreciation in the amounts of $47,195,095 and $4,617,863, respectively, and $47,144,833 and $4,614,956 of these write-offs were related to discontinued assets.

The components of property and equipment held for sale are as follows:

                                            March 31,               Estimated
                                  ----------------------------     Useful Lives
                                      2007            2006           (Years)
                                  ------------    ------------    -------------
Land                              $          0    $  3,550,953          -
Buildings and improvements                   0      56,704,419       15 to 40
Other                                        0       6,188,293        5 to 15
                                  ------------    ------------
                                             0      66,443,665
Less:  Accumulated depreciation              0     (35,174,311)
                                  ------------    ------------
                                  $          0    $ 31,269,354
                                  ============    ============

Depreciation  expense for the discontinued  assets for the years ended March 31,
2007,   2006  and  2005  amounted  to  $925,203,   $3,180,909  and   $3,309,187,
respectively.


NOTE 5 - Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

                                            March 31,
                                  ----------------------------
                                      2007            2006
                                  ------------    ------------
Financing expenses                $    448,927    $    448,927
Less:  Accumulated amortization       (204,969)       (189,345)
                                  ------------    ------------

                                  $    243,958    $    259,582
                                  ============    ============

Amortization of deferred costs for the years ended March 31, 2007, 2006 and 2005 amounted to $15,624, $15,442 and $15,442, respectively.

During the years ended March 31, 2007 and 2006, there were decreases in deferred costs of $2,377,498 and $0 and net decreases in accumulated amortization of $2,183,617 and $0, respectively, due to write-offs and reclassifications into discontinued operations.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


The components of deferred costs and their periods of amortization from discontinued assets are as follows:

                                            March 31,
                                  --------------------------
                                      2007           2006
                                  -----------    -----------
Financing expenses                $         0    $ 2,377,498
Less:  Accumulated amortization             0     (2,088,679)
                                  -----------    -----------

                                  $         0    $   288,819
                                  ===========    ===========

Amortization expense from discontinued operations for the years ended March 31, 2007, 2006 and 2005 amounted to $94,938, $163,921 and $231,103, respectively.

Financing expenses are being amortized over the life of the related mortgages, ranging from 15 to 50 years, using a method approximating the interest method.


NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $167,000 including principal and interest with rates varying from 1% to 13.50% per annum and have maturity dates ranging from 2007 through 2042. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships' rents, leases, and replacement reserves, and are without further recourse.

Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter for the operating liabilities are as follows:

                Year Ending March 31,     Amount
                ---------------------   ------------
                2007                    $ 2,107,086
                2008                        260,153
                2009                        278,529
                2010                        298,357
                2011                        319,813
                Thereafter               22,012,203
                                         ----------

                Total                   $25,276,141
                                        ===========

Accrued interest payable as of March 31, 2007 and 2006 was approximately $579,535 and $1,555,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

As of March 31, 2007, there were no annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter relating to the discontinued liabilities.

Accrued interest payable for the discontinued liabilities at March 31, 2007 and 2006 was approximately $0 and $338,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.


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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


a)  Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2007 and 2006 consists of the following:

                                           March 31,
                                   -----------------------
                                       2007        2006
                                   ----------   ----------
Operating advances                 $  255,094   $  323,357
Development fees (i)                  610,024      610,024
Operating deficit loan (ii)                 0        6,490
Long-term note payable                 47,498       49,884
Management and other fees             165,496      191,431
                                   ----------   ----------

                                   $1,078,112   $1,181,186
                                   ==========   ==========

(i) Development fees were incurred in connection with the development of the property and have been included in the basis of the property.

(ii) Operating deficit loan consists of the following:

                                           March 31,
                                   -----------------------
                                       2007        2006
                                   ----------   ----------
Ogontz Hall                        $        0   $    6,490

This loan to fund operating deficits was unsecured, non-interest bearing and was subordinate to the second mortgage and was paid out of available surplus cash of the respective subsidiary partnership.

Due to Local General Partners and affiliates at March 31, 2007 and 2006 included in the discontinued liabilities consists of the following:

                                           March 31,
                                   -----------------------
                                       2007        2006
                                   ----------   ----------
Operating advances                 $        0   $  252,928
Operating deficit loan (i)                  0      191,775
Management and other fees                   0      211,840
                                   ----------   ----------

                                   $        0   $  656,543
                                   ==========   ==========

(i) Operating deficit loan consists of the following:

                                           March 31,
                                   -----------------------
                                       2007        2006
                                   ----------   ----------
Wilshire Apartments ("Wilshire")   $        0   $  191,775

This loan to fund operating deficits was unsecured, non-interest bearing and was paid at the time of sale. Wilshire was sold on June 26, 2006.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


b)  Other Expenses

The costs from operations incurred to related parties for the years ended March 31, 2007, 2006 and 2005 were as follows:

                                                                Years ended March 31,
                                                        ------------------------------------
                                                           2007         2006*        2005*
                                                        ----------   ----------   ----------
Partnership management fees (a)                         $  475,025   $  670,875   $  676,000
Expense reimbursement (b)                                  166,350      353,440      223,042
Local administrative fee (d)                                23,500       21,000       20,500
                                                        ----------   ----------   ----------
Total general and administrative - General Partners        664,875    1,045,315      919,542
                                                        ----------   ----------   ----------
Property management fees incurred to affiliates
 of the subsidiary partnerships' general partners (c)      394,119      421,848      427,312
                                                        ----------   ----------   ----------
Total general and administrative - related parties      $1,058,994   $1,467,163   $1,346,854
                                                        ==========   ==========   ==========

* Reclassified for comparative purposes.


The costs from discontinued operations incurred to related parties for the years ended March 31, 2007, 2006 and 2005 were as follows:

                                                                Years ended March 31,
                                                        ------------------------------------
                                                           2007         2006*        2005*
                                                        ----------   ----------   ----------
Local administrative fee (d)                            $   17,686   $   28,850   $   30,693
                                                        ----------   ----------   ----------
Total general and administrative-General Partners           17,686       28,850       30,693
                                                        ----------   ----------   ----------
Property management fees incurred to affiliates
  of the Local General Partners (c)                        258,642      432,631      469,770
                                                        ----------   ----------   ----------

Total general and administrative-related parties        $  276,328   $  461,481   $  500,463
                                                        ==========   ==========   ==========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to General Partners amounting to approximately $2,948,000 and $7,555,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively. During the year ended March 31, 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote them off in the amount of approximately $4,096,000, resulting in a non-cash General Partner contribution of the same amount. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $775,439, $1,063,422 and $1,076,574 for the years ended March 31, 2007, 2006 and
2005, respectively. Of these fees, $652,761, $854,479 and $897,082 were incurred to affiliates of the subsidiary partnerships, which include $258,642, $432,631 and $469,770, respectively, of fees relating to discontinued operations.

(d) Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee of up to $2,500 from each Local Partnership.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


NOTE 8 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                  2006            2005            2004
                                              ------------    ------------    ------------
Financial statement
Net income (loss)                             $ 11,832,161    $ (3,792,044)   $ (4,219,638)

Difference resulting from parent company
 having a different  fiscal year for
 income tax and financial reporting
 purposes                                         (173,228)       (369,620)        376,180

Tax-exempt interest income                        (207,839)         (1,326)            (40)

Difference between depreciation and
 amortization expense recorded for
 financial statement and income tax
 reporting purposes                             (1,825,966)       (554,379)        468,213

Provisions for loss on impairment                1,505,824         555,000               0

Difference between gain on sale of
 properties for financial reporting
 purposes and income tax purposes               (4,650,754)              0               0

Difference between gains and losses
 allocated to minority interest for
 financial reporting purposes and tax
 purposes                                       (2,312,762)              0               0

Difference resulting from forgiveness of
 related  party debt  considered  a
 General Partner contribution for financial
 reporting purposes and income for
 tax purposes                                    4,095,540               0               0

 Other                                            (324,552)        496,704        (154,830)
                                              ------------    ------------    ------------

 Net loss as shown on the Partnership's
  income tax returns                          $  7,938,424    $ (3,665,665)   $ (3,530,115)
                                              ============    ============    ============


NOTE 9 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of March 31, 2007, the Partnership's limited partnership interest in nine Local Partnerships and the property and the related assets and liabilities of thirteen Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations. Subsequently, on April 30, 2007, six Local Partnerships entered into agreements to sell their property and the related assets and liabilities, and on May 3, 2007, the Partnership's limited partnership interest in one Local Partnership was sold (see Item 8, Note 13).

On January 31, 2007, the property and the related assets and liabilities of Eagle Ridge Limited Partnership ("Eagle Ridge") were sold to an unaffiliated third party purchaser for a sales price of $2,000,000. The Partnership received $412,730 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,587,000. The sale resulted in a gain of approximately $600,000 resulting from the write-off of the partners' deficit basis in the property of approximately $600,000 at the date of the sale. The sale resulted in the liquidation of Eagle Ridge.

On January 10, 2007, the property and the related assets and liabilities of Lauderdale Lakes Associates, Ltd. ("Lauderdale Lakes") were sold to an affiliate of the Local General Partner for a sales price of $5,900,000. The Partnership received $790,773 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $5,109,000. During the quarter ended December 31, 2006, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of approximately $1,106,000. Because Lauderdale Lakes was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $329,000. Such distribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $329,000. The sale resulted in the liquidation of Lauderdale Lakes.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


On January 1, 2007, the Partnership's limited partnership interest in Harmony Associates, L.P. ("Harmony Gate") was sold to the Local General Partner for a sales price of $1,409,990. The Partnership received proceeds of $1,409,990 from the sale. Because Harmony Gate was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,211,000. Such contribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $199,000 and the $1,409,990 cash received from the sale.

On January 1, 2007, the Partnership's limited partnership interest in Conifer Irondequoit Associates ("Abraham Lincoln") was sold to the Local General Partner for a sales price of $1. Because Abraham Lincoln was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $127,000. Such contribution flows through minority interest as a result of the write-off of the partners' deficit basis in the property of approximately $127,000 at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $20,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Abraham Lincoln.

On October 25, 2006, the property and the related assets and liabilities of C-H Development Group Associates, L.P. ("Manhattan B") were sold to an unaffiliated third party purchaser for a sales price of $2,100,000. The Partnership received $850,980 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,249,000. The sale resulted in a gain of approximately $842,000 resulting from the write-off of the partners' deficit basis in the property of approximately $842,000 at the date of the sale. The sale resulted in the liquidation of Manhattan B.

On September 29, 2006, the property and the related assets and liabilities of Oxford Trace Apartments ("Oxford Trace") were sold to an unaffiliated third party purchaser for a sales price of $725,000. The Partnership received $49,279 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $676,000. The sale resulted in a gain of approximately $373,000 resulting from the write-off of the partners' deficit basis in the property of approximately $373,000 at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $494,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Oxford Trace.

On September 29, 2006, the property and the related assets and liabilities of Tivoli Place Apartments ("Tivoli Place") were sold to an unaffiliated third party purchaser for a sales price of $3,050,000. The Partnership received $1,331,631 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,711,000. The sale resulted in a gain of approximately $905,000 resulting from the write-off of the partners' deficit basis in the property of approximately $905,000 at the date of the sale. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $62,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Tivoli Place.

On September 20, 2006, the property and the related assets and liabilities of Bennion Park Apartments ("Mulberry") were sold to an unaffiliated third party purchaser for a sales price of $4,900,000. The Partnership received $2,321,740 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $2,578,000. The sale resulted in a gain of approximately $2,183,000 resulting from the write-off of the partners' deficit basis in the property of approximately $2,183,000 at the date of the sale. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $980,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Mulberry.

On September 20, 2006, the property and the related assets and liabilities of Twin Trees Apartments ("Twin Trees") were sold to an unaffiliated third party purchaser for a sales price of $2,300,000. The Partnership received $927,148 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,373,000. The sale resulted in a gain of approximately $904,000 resulting from the write-off of the partners' deficit basis in the property of approximately $904,000 at the date of the sale. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $582,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Twin Trees.

On July 26, 2006, the property and the related assets and liabilities of Washington Brooklyn Limited Partnership ("Washington") were sold to an unaffiliated third party purchaser for a sales price of approximately $160,000 and the assumption of the related mortgage liabilities and the litigation discussed in Note 10. After the repayment of other liabilities and closing costs of approximately $60,000, the Partnership will receive an additional payment estimated to be approximately $100,000 to be paid at a later date upon the settlement of a foreclosure dispute (see Note 10). During the quarter ended June 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000. The sale resulted in a loss of approximately $384,000 resulting from the write-off of the partners' basis in the property of approximately $384,000 at the date of the sale. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $30,000 as a result of the write-off of payables owed by Local Partnership. The sale resulted in the liquidation of Washington.

On June 26, 2006, the property and the related assets and liabilities of Hunters Chase Apartments ("Hunters Chase") were sold to an unaffiliated third party purchaser for a sales price of $2,730,000. The Partnership received $334,243 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,396,000. The sale resulted in a gain of approximately $1,192,000 resulting from the write-off of the partners' deficit basis in the property of approximately $1,192,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $72,000 was recorded during the quarter ended December 31, 2006, resulting in overall gain of approximately $1,264,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,245,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Hunters Chase.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


On June 26, 2006, the property and the related assets and liabilities of Wilshire Apartments ("Wilshire") were sold to an unaffiliated third party purchaser for a sales price of $1,700,000. The Partnership received $31,986 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,668,000. The sale resulted in a gain of approximately $680,000 resulting from the write-off of the partners' deficit basis in the property of approximately $680,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. A downward adjustment to the gain of approximately $161,000 was recorded during the quarter ended December 31, 2006, resulting in overall gain of approximately $519,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,179,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Wilshire.

On June 20, 2006, the property and the related assets and liabilities of Bethel Park Apartments ("Bethel Park") were sold to an unaffiliated third party purchaser for a sales price of $2,500,000. The Partnership received $620,674 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,879,000. The sale resulted in a gain of approximately $319,000 resulting from the write-off of the partners' deficit basis in the property of approximately $319,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $11,000 was recorded during the quarter ended March 31, 2007, resulting in overall gain of approximately $330,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $298,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Bethel Park.

On June 20, 2006, the property and the related assets and liabilities of Zebulon Park Apartments ("Zebulon") were sold to an unaffiliated third party purchaser for a sales price of $2,000,000. The Partnership received $420,305 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,580,000. The sale resulted in a gain of approximately $115,000 resulting from the write-off of the partners' deficit basis in the property of approximately $115,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. A downward adjustment to the gain of approximately $3,000 was recorded during the quarter ended December 31, 2006, resulting in overall gain of approximately $112,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $264,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Zebulon.

On June 5, 2006, the property and the related assets and liabilities of Northwood Apartments of Georgia ("Northwood") were sold to an unaffiliated third party purchaser for a sales price of $6,050,000. The Partnership received $3,197,019 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $2,853,000. The sale resulted in a gain of approximately $2,367,000 resulting from the write-off of the partners' basis in the property of approximately $2,367,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $81,000 was recorded during the quarter ended March 31, 2007, resulting in overall gain of approximately $2,448,000. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $868,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Northwood.

On March 31, 2006, the Partnership's limited partnership interest in Davidson Court Limited Partnership ("Davidson Court") was sold to an affiliate of the general partner of the Local Partnership (the "Local General Partner") for a sales price of $1,100,000. The Partnership received proceeds of $1,066,715 from this sale after the payment of closing costs of approximately $33,000 from the sales price. Because Davidson Court was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $68,000. Such contribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $999,000 and the $1,066,715 cash received from the sale.

On March  31,  2006,  the  Partnership's  limited  partnership  interest  in CLM
Equities Limited Partnership ("Morris Avenue") was sold to the Local General Partner and its affiliate for a sales price of $265,000. The Partnership received proceeds of $264,990 from this sale. Because Morris Avenue was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $424,000, which was recorded during the quarter ended June 30, 2006. A downward adjustment of approximately $9,000 was recorded during the quarter ended December 31, 2006, resulting in overall non-cash distribution of approximately $415,000. Such distribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $680,000 and the $264,990 cash received from the sale.

On February 1, 2006, the Partnership's limited partnership interest in Ivanhoe Apartments Limited Partnership ("Ivanhoe") was sold to the Local General Partner for a sales price of $150,000. The Partnership received proceeds of $150,000 from this sale. Because Ivanhoe was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $50,000, which was recorded during the quarter ended June 30, 2006. An adjustment to the non-cash distribution of approximately $35,000 was recorded during the quarter ended March 31, 2007, resulting in overall non-cash distribution of approximately $85,000. Such distribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $235,000 and the $150,000 cash received from the sale. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $35,000 as a result of the write-off of payables owed by Local Partnership.

On January 19, 2006, the Partnership's limited partnership interest in Nelson Anderson Affordable Housing Limited Partners ("Nelson Anderson") was sold to the Local General Partner for a sales price of $490,000. The Partnership received proceeds of $489,990 from this sale. Because Nelson Anderson was sold to a related party of the Local Partnership, the sale resulted in a non-cash

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


distribution from the Local Partnership to the Local General Partner of approximately $196,000, which was recorded during the quarter ended June 30, 2006. A downward adjustment to the non-cash distribution of approximately $1,000 was recorded during the quarter ended March 31, 2007, resulting in overall non-cash distribution of approximately $197,000. Such distribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $687,000 and the $489,990 cash received from the sale. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $28,000 as a result of the write-off of payables owed by Local Partnership.

On January 1, 2006, the Partnership's limited partnership interest in Greenfield Village Limited Partnership ("Greenfield Village") was sold to the Local General Partner for a sales price of $75,000. The Partnership received proceeds of $74,990 from the sale. Because Greenfield Village was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $461,000, which was recorded during the quarter ended March 31, 2006. Such contribution flows through minority interest as a result of the write-off of the partners' deficit basis in the property of approximately $386,000 and the $74,990 cash received from the sale.

On January 1, 2006, the Partnership's limited partnership interest in The Oaks Village Limited Partnership ("Oaks Village") was sold to the Local General Partner for a sales price of $75,000. The Partnership received proceeds of $74,990 from this sale. Because Oaks Village was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $407,000, which was recorded during the quarter ended March 31, 2006. Such contribution flows through minority interest as a result of the write-off of the partners' deficit basis in the property of approximately $332,000 and the $74,990 cash received from the sale.

On June 20, 2005, the Partnership's limited partnership interest in Parkside Townhomes Associates ("Parkside") was sold to the Local General Partner for a sales price of $650,000. The Partnership received $611,140, after the payment of closing costs of approximately $39,000, which included $161,140 paid in cash at closing and $450,000 pursuant to a promissory note payable to the Partnership (which was paid off in full as of December 31, 2006). During the quarter ended June 30, 2005, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $555,000. Because Parkside was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $32,000. Such distribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $643,000 and the $611,140 cash received from the sale.

NOTE 10 - Commitments and Contingencies

Washington
----------
On July 26, 2006, the sale of Washington was completed (see Note 9) pursuant to the purchase and sale agreement. Upon closing, the purchaser assumed all of Washington's rights and liabilities with respect to the litigation described below.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


On February 14, 2006, the Freedom LPs filed a notice of appeal from the January 3, 2006 decision.

On July 18, 2006, the Freedom LPs perfected their appeal from the Court's January 3, 2006 decision.

Abraham Lincoln
---------------
Beginning in October 2005, Abraham Lincoln ceased to make its monthly loan and escrow payments to New York State Housing Finance Agency ("NYSHFA"). The mortgage insurer made the payments for Abraham Lincoln. During 2006 Abraham Lincoln remitted payments to the mortgage insurer to reimburse it for its payments. At December 31, 2006, the un-reimbursed amounts owed the mortgage insurer amounted to $12,716. In January 2007, Abraham Lincoln reimbursed the mortgage insurer for this balance. In addition, the NYSHFA has applied the two month deposit of mortgage payments to the delinquent loan and escrow payments. These items technically represent an event of default under the various loan agreements, which could result in both of the lenders demanding immediate full payment of the respective loans (the mortgages are called). Abraham Lincoln has not solicited a "covenant waiver" letter from the lenders; however, based on history, management does not believe any of the loans will be called. Accordingly, the loans are classified as non-current in the balance sheet. In the event that any or all of the mortgages are called, there is no assurance that a refinancing on comparable terms could be accomplished. The Partnership's investment in Abraham Lincoln was reduced to zero as a result of prior years' losses. On January 1, 2007, the Partnership's limited partnership interest in Abraham Lincoln was sold (see Note 9).

Pine Shadow, Ltd. ("Pine Shadow")
---------------------------------
During 2005, Pine Shadow suffered damages from flooding due to Hurricane Katrina. However, in 2006, Pine Shadow entered into an agreement with Rural Housing Services ("RHS") in which Pine Shadow is to receive funding to replace all damages to the property. The funds to be received will be a Second Soft Loan in the amount of $4,384,000 with an annual interest rate of 1%. Payments on the loan will be deferred for a 20 year period. In accordance with SFAS No. 144, the Partnership has determined that there is no impairment and the carrying amounts of the assets are recoverable, therefore, no adjustments are required. As of the filing date of this report, the funds have not yet been received.

Other
-----

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 30% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of March 31, 2007, there were three Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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


NOTE 11 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of March 31, 2007, there were no Local Partnerships classified as discontinued operations in the consolidated balance sheets. The amounts shown below, as of March 31, 2007, represent residual cash and accounts payable balances as of the balance sheet date from the sale of Washington, which subsequently got paid. As of March 31, 2006, Parkside, Oaks Village, Greenfield Village, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Bethel Park, Northwood, Hunters Chase, Mulberry Park, Oxford Trace, Tivoli Place, Twin Trees, Wilshire, Zebulon, Lauderdale Lakes and Eagle Ridge were classified as discontinued operations in the consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


Consolidated Balance Sheets:

                                                                March 31,     March 31,
                                                                  2007          2006
                                                              -----------   -----------
Assets
  Property and equipment - less accumulated depreciation of
    $0 and $35,174,311 and, respectively                      $         0   $31,269,354
  Cash and cash equivalents                                         1,704     1,267,871
  Cash held in escrow                                                   0     1,219,590
  Deferred costs, net of accumulated amortization of $0
    and $2,088,679, respectively                                        0       288,819

  Other assets                                                          0       755,335
                                                              -----------   -----------
Total assets                                                  $     1,704   $34,800,969
                                                              ===========   ===========

Liabilities
  Mortgage notes payable                                      $         0   $26,468,361
  Accounts payable and other liabilities                            7,113     1,339,733
  Due to local general partners and affiliates                          0       656,543
  Due to general partners and affiliates                                0       270,000

  Minority interest                                                     0     4,189,575
                                                              -----------   -----------
Total liabilities                                             $     7,113   $32,924,212
                                                              ===========   ===========

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 31, 2007, Bethel Park, Northwood, Hunters Chase, Mulberry Park, Oxford Trace, Tivoli Place, Twin Trees, Wilshire, Zebulon, Lauderdale Lakes, Eagle Ridge, Washington, Manhattan B, Abraham Lincoln and Harmony Gates, which were sold during the year, and Nelson Anderson, Ivanhoe, Davidson Court and Morris Avenue were all classified as discontinued operations on the consolidated financial statements. For the year ended March 31, 2006, Parkside, Oaks Village, Greenfield Village, Nelson Anderson, Ivanhoe, Davidson Court and Morris Avenue, which were sold during the year, and in order to present comparable results to the year ended March 31, 2007, Bethel Park, Northwood, Hunters Chase, Mulberry Park, Oxford Trace, Tivoli Place, Twin Trees, Wilshire, Zebulon, Lauderdale Lakes, Eagle Ridge, Washington, Manhattan B, Abraham Lincoln and Harmony Gates were all classified as discontinued operations on the consolidated financial statements. For the year ended March 31, 2005 in order to present comparable results to the year ended March 31, 2007, Parkside, Oaks Village, Greenfield Village, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Bethel Park, Northwood, Hunters Chase, Mulberry Park, Oxford Trace, Tivoli Place, Twin Trees, Wilshire, Zebulon, Lauderdale Lakes, Eagle Ridge, Washington, Manhattan B, Abraham Lincoln and Harmony Gates were all classified as discontinued operations on the consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


Consolidated Statements of Discontinued Operations:

                                                                           Years Ended March 31,
                                                                --------------------------------------------
                                                                    2007            2006*           2005*
                                                                ------------    ------------    ------------
Revenues

Rental income                                                   $  5,941,721    $  9,547,440    $  9,735,435
Other (Note 2)                                                       313,596         612,395         602,271
Gain (loss) on sale of properties (Note 9)                        10,090,931         (81,351)              0
                                                                ------------    ------------    ------------
Total revenue                                                     16,346,248      10,078,484      10,337,706
                                                                ------------    ------------    ------------

Expenses

Repairs and maintenance                                            1,181,161       1,758,938       1,626,368
Operating and other                                                  972,844       1,623,134       1,496,246
Real estate taxes                                                    314,716         662,789         733,701
Interest                                                           2,035,317       2,547,474       2,665,214
Depreciation and amortization                                      1,020,141       3,344,830       3,540,290
General and administrative                                         1,448,137       2,408,046       2,345,225
General and administrative-related parties (Note 8)                  276,328         461,481         500,463
Loss on impairment of fixed assets                                 1,505,824         555,000               0
                                                                ------------    ------------    ------------

Total expenses                                                     8,754,468      13,361,692      12,907,507
                                                                ------------    ------------    ------------

Income (loss) from discontinued operations before
  minority interest                                                7,591,780      (3,283,208)     (2,569,801)
Minority interest in income (loss) of subsidiaries from
  discontinued operations                                          5,892,514       1,567,483          36,349
                                                                ------------    ------------    ------------
Income (loss) from discontinued operations (including gain
  (loss) on sale of properties)                                 $ 13,484,294    $ (1,715,725)   $ (2,533,452)
                                                                ============    ============    ============

Income (loss) - limited partners from discontinued operations
  (including gain (loss) on sale of properties)                 $ 13,349,451    $ (1,698,568)   $ (2,508,118)
                                                                ============    ============    ============

Number of BACs outstanding                                            72,896          72,896          72,896
                                                                ============    ============    ============

Income (loss) discontinued operations (including gain (loss)
  on sale of properties) per BAC                                $     183.13    $     (23.30)   $     (34.41)
                                                                ============    ============    ============

* Reclassified for comparative purposes
                                                                           Years Ended March 31,
                                                                --------------------------------------------
                                                                    2007            2006*           2005*
                                                                ------------    ------------    ------------
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities             $ (1,812,549)   $ (2,819,099)   $    658,572
Net cash provided by (used in) investing activities             $ 38,611,008    $  8,225,569    $   (417,127)
Net cash used in financing activities                           $(23,405,875)   $ (4,999,403)   $   (899,072)

* Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


NOTE 12 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2007 and 2006. The fluctuations between the quarters are primarily due to the sales and classification as discontinued operations of Local Partnerships (see Notes 9 and 11).

                                                                             Quarter Ended
                                                        --------------------------------------------------------

                                                         June 30,     September 30,   December 31,    March 31,
                    OPERATIONS                             2006*          2006*          2006*          2007
-----------------------------------------------------   -----------    -----------    -----------    -----------
Revenues                                                $ 1,537,669    $ 1,487,237    $ 1,596,172    $ 1,905,690

Total expenses                                           (2,031,361)    (2,123,867)    (1,972,088)    (2,064,381)
                                                        -----------    -----------    -----------    -----------

Loss from continuing operations before minority
   interest                                                (493,692)      (636,630)      (375,916)      (158,691)

Minority interest in loss of subsidiaries from
   operations                                                 3,067          5,767          2,951          1,011
                                                        -----------    -----------    -----------    -----------

Loss from continuing operations                            (490,625)      (630,863)      (372,965)      (157,680)

(Loss) income from discontinued operations (including
   minority interest)                                    (1,404,567)     6,371,877      5,908,649      2,608,335
                                                        -----------    -----------    -----------    -----------

Net (loss) income                                       $(1,895,192)   $ 5,741,014    $ 5,535,684    $ 2,450,655
                                                        ===========    ===========    ===========    ===========

Net (loss) income - limited partnership                 $(1,876,240)   $ 5,683,604    $ 5,480,327    $ 2,426,148
                                                        ===========    ===========    ===========    ===========

Loss per weighted average BAC from operations           $     (6.66)   $     (8.57)   $     (5.07)   $     (2.13)

(Loss) income per weighted average BAC from
   discontinued operations                                   (19.08)         86.54          80.25          35.42
                                                        -----------    -----------    -----------    -----------

Net (loss) income per weighted average BAC              $    (25.74)   $     77.97    $     75.18    $     33.29
                                                        ===========    ===========    ===========    ===========


                                                                             Quarter Ended
                                                        --------------------------------------------------------

                                                         June 30,     September 30,   December 31,    March 31,
                    OPERATIONS                             2005*          2005*          2005*          2006*
-----------------------------------------------------   -----------    -----------    -----------    -----------
Revenues                                                $ 1,592,216    $ 1,515,981    $ 1,524,271    $ 1,801,432

Total expenses                                           (2,101,823)    (2,265,635)    (2,109,960)    (2,045,981)
                                                        -----------    -----------    -----------    -----------

Loss from continuing operations before minority
   interest                                                (509,607)      (749,654)      (585,689)      (244,549)

Minority interest in loss of subsidiaries from
   operations                                                 3,446          6,164          2,939            631
                                                        -----------    -----------    -----------    -----------

Loss from continuing operations                            (506,161)      (743,490)      (582,750)      (243,918)

(Loss) income from discontinued operations (including
   minority interest)                                    (1,112,811)      (357,129)      (408,571)       162,786
                                                        -----------    -----------    -----------    -----------

Net loss                                                $(1,618,972)   $(1,100,619)   $  (991,321)   $   (81,132)
                                                        ===========    ===========    ===========    ===========

Net loss - limited partnership                          $(1,602,782)   $(1,089,613)   $  (981,408)   $   (80,321)
                                                        ===========    ===========    ===========    ===========

Loss per weighted average BAC from operations           $     (6.88)   $    (10.10)   $     (7.91)   $     (3.31)

(Loss) income per weighted average BAC from
   discontinued operations                                   (15.11)         (4.85)         (5.55)          2.21
                                                        -----------    -----------    -----------    -----------

Net loss per weighted average BAC                       $    (21.99)   $    (14.95)   $    (13.46)   $     (1.10)
                                                        ===========    ===========    ===========    ===========

* Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2007, 2006 and 2005


NOTE 13 - Subsequent Events

On May 3, 2007, the Partnership's limited partnership interest in 220 Cooper Street L.P. ("Cooper Street") was sold to the Local General Partner for a sales price of $50,000. The Partnership received proceeds of $50,000 from the sale. Because Cooper Street was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $266,000. Such contribution flows through minority interest as a result of the write-off of the basis in the property of approximately $216,000 and the $50,000 cash received from the sale, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. The sale resulted in the liquidation of Cooper Street.

On April 30, 2007, Brookwood Associates, Ltd ("Brookwood") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $1,475,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in June 2007. No assurance can be given that the sale will actually occur. As of December 31, 2006, Brookwood had property and equipment, at cost, of approximately $1,689,000, accumulated depreciation of approximately $666,000 and mortgage debt of approximately $1,234,000.

On April 30, 2007, Shadowood Apartments, Ltd. ("Shadowood") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $809,918. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in June 2007. No assurance can be given that the sale will actually occur. As of December 31, 2006, Shadowood had property and equipment, at cost, of approximately $955,000, accumulated depreciation of approximately $373,000 and mortgage debt of approximately $726,000.

On April 30, 2007, Heflin Hills Apartments L.P. ("Heflin Hills") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $865,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in June 2007. No assurance can be given that the sale will actually occur. As of December 31, 2006, Heflin Hills had property and equipment, at cost, of approximately $974,000, accumulated depreciation of approximately $384,000 and mortgage debt of approximately $725,000.

On April 30, 2007, Hidden Valley Apartments, Ltd. ("Hidden Valley") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $1,400,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in June 2007. No assurance can be given that the sale will actually occur. As of December 31, 2006, Hidden Valley had property and equipment, at cost, of approximately $1,862,000, accumulated depreciation of approximately $722,000 and mortgage debt of approximately $1,176,000.

On April 30, 2007, West Hill Apartments, L.P. ("West Hill") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $861,688. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in June 2007. No assurance can be given that the sale will actually occur. As of December 31, 2006, West Hill had property and equipment, at cost, of approximately $1,060,000, accumulated depreciation of approximately $400,000 and mortgage debt of approximately $749,000.

On April 30, 2007, Windsor Place, L.P. ("Windsor") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a purchase price of $896,688. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur in June 2007. No assurance can be given that the sale will actually occur. As of December 31, 2006, Windsor had property and equipment, at cost, of approximately $1,016,000, accumulated depreciation of approximately $395,000 and mortgage debt of approximately $747,000.

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

Item 9B.  Other Information

None.

                                    PART III


Item 10. Directors and Executive Officers and Corporate Governance

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Freedom General Partner. Prior to such purchase the Freedom General Partner was an affiliate of Lehman Brothers. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the ultimate parent of the General Partners, Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007), has adopted a code of ethics (see http://www.centerline.com).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of the general partner of the Related General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

Certain information concerning the directors and executive officers of each of the General Partners is set forth below.

The Related General Partner
---------------------------

Related Freedom Associates Inc., ("RFAI") is the sole general partner of Related Freedom Associates L.P.

             Name                         Position
             -----------------            ----------------------------------

             Robert L. Levy               Chief Financial Officer

             Andrew J. Weil               President, Chief Executive Officer

             Marc D. Schnitzer            Senior Vice President

             Glenn F. Hopps               Treasurer


ROBERT L. LEVY, 41, is the Chief Financial Officer of Centerline. Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company ("AMAC"), a publicly traded real estate investment trust managed by an affiliate of Centerline. Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments. Mr. Levy joined Centerline's predecessor in November of 2001 as the Director of Capital Markets. From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company. He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 36, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group. Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds. Prior to joining Centerline's predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management. Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance form the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 46, is responsible both for financial restructurings of real estate properties and directing Centerline's acquisition of properties generating Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer of Centerline. Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

GLENN F. HOPPS, 44, joined Centerline in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

The Freedom General Partner
---------------------------

The officers and directors of the Freedom General Partner are as follows:

       Name                            Position
       -----------------               ----------------------------------

       Robert L. Levy                  Chief Financial Officer

       Andrew J. Weil                  President, Chief Executive Officer

       Marc D. Schnitzer               Executive Vice President

       Glenn F. Hopps                  Treasurer


Biographical information with respect to Messrs. Levy, Weil, Schnitzer and Hopps is set forth above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                               Name and Address of     Amount and Nature of
     Title of Class            Beneficial Ownership    Beneficial Ownership     Percentage of Class
--------------------------    ---------------------    --------------------    --------------------
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

                                            Amount and Nature of   Percentage
 Name of Beneficial Owner (1)               Beneficial Ownership    of Class
-----------------------------------------   --------------------   -----------
Lehigh Tax Credit Partners, Inc.            8,375.66(2) (3)             11.5%
J. Michael Fried                            8,375.66(2) (3) (4)         11.5%
Alan P. Hirmes                              8,375.66(2) (3) (4)         11.5%
Stuart J. Boesky                            8,375.66(2) (3) (4)         11.5%
Marc D. Schnitzer                                   -                      -
Robert L. Levy                                      -                      -
Andrew J. Weil                                      -                      -
Glenn F. Hopps                                      -                      -
All directors and executive officers
  of RFAI and The Freedom General Partner
  as a group (six persons)                  8,375.66(2) (3) (4)         11.5%

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

(3) As of May 8, 2007, Lehigh held 4,192.83 BACs and Lehigh II held 4,182.83 BACs which constitutes approximately 11.5% of the outstanding BACs owned.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein, except J. Michael Fried, Stuart J. Boesky and Alan P. Hirmes, who own only an economic interest.

Item 13. Certain Relationships and Related Transactions; Director Independence

The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed in Item 11 which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partners.

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees by Friedman LLP and its affiliates for professional services rendered for the audit of the Partnership's annual consolidated financial statements for the years ended March 31, 2007 and 2006 and for the reviews of the consolidated financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $70,000 and $163,500, respectively.

Audit Related Fees
------------------
None

Tax Fees
--------
The aggregate fees by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns for the years ended December 31, 2006 and 2005 were $8,900 and $8,700, respectively.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV


Item 15. Exhibits and Consolidated Financial Statement Schedules
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Consolidated Financial Statements
         ---------------------------------

         Report of Independent Registered Public Accounting Firm          19

         Consolidated Balance Sheets as of March 31, 2007 and 2006        47

         Consolidated Statements of Operations for the years ended
           March 31, 2007, 2006 and 2005                                  48

         Consolidated Statements of Changes in Partners' Capital
           (Deficit) for the years ended March 31, 2007, 2006 and
           2005                                                           49

         Consolidated Statements of Cash Flows for the years ended
           March 31, 2007, 2006 and 2005                                  50

         Notes to Consolidated Financial Statements                       51

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------

         Report of Independent Registered Public Accounting Firm          78

         Schedule I - Condensed Financial Information of Registrant       79

         Schedule III - Real Estate and Accumulated Depreciation          82

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

(21)     Subsidiaries of the Registrant                                   72

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)       75

(31.2)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)       76

(32.1)   Certification  Pursuant to Rule  13a-14(b) or Rule 15d-14(b)
         and Section 1350 of Title 18 of the United States Coded
         (18 U.S.C. 1350)                                                 77

                                                                    Jurisdiction
                                                                         of
                                                                    Organization
                                                                    ------------

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


                          FREEDOM TAX CREDIT PLUS L.P.


                                By:  RELATED FREEDOM ASSOCIATES L.P.
                                     a general partner


                                     By:  RELATED FREEDOM ASSOCIATES INC.,
                                          a general partner



Date: June 25, 2007
      -------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer



Date: June 25, 2007
      -------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer



                                     By:  FREEDOM GP INC.
                                          a general partner



Date: June 25, 2007
      -------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer



Date: June 25, 2007
      -------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


     Signature                        Title                           Date
------------------   ----------------------------------------   ---------------


/s/ Robert L. Levy   Chief Financial Officer (Principal
------------------   Financial Officer) of Related Freedom       June 25, 2007
Robert L. Levy       Associates, Inc. and Freedom GP Inc.        -------------


                     President and Chief Executive Officer
/s/ Andrew J. Weil   (Principal Executive Officer) of            June 25, 2007
------------------   Related Freedom Associates, Inc. and        -------------
Andrew J. Weil       Freedom GP Inc.



/s/ Glenn F. Hopps   Treasurer (Principal Accounting Officer)    June 25, 2007
------------------   of Related Freedom Associates, Inc.         -------------
Glenn F. Hopps

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this annual report on Form 10-K for the period ended March 31, 2007 of Freedom Tax Credit Plus L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 25, 2007
               -------------
                                                    By:  /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J Weil, certify that:

     1. I have reviewed this annual report on Form 10-K for the period ended March 31, 2007 of Freedom Tax Credit Plus L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 25, 2007
               -------------

                                                  By:  /s/ Andrew J. Weil
                                                       ------------------
                                                       Andrew J. Weil
                                                       Chief Executive Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Freedom Tax Credit Plus L.P. on Form 10-K for the period ended March 31, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                            By:  /s/ Andrew J. Weil
     ------------------                                 ------------------
     Robert L. Levy                                     Andrew J. Weil
     Chief Financial Officer                            Chief Executive Officer
     June 25, 2007                                      June 25, 2007

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES




To the Partners
Freedom Tax Credit Plus L.P. and Subsidiaries


Under date of June 18, 2007, we reported on the consolidated balance sheets of Freedom Tax Credit Plus L.P. and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the three-year period ended March 31, 2007.

In connection with our audits of the aforementioned consolidated financial statements, we have also audited supporting Schedule I as of March 31, 2007 and 2006 and for the years ended March 31, 2007, 2006 and 2005, and Schedule III as of March 31, 2007 and for the years ended March 31, 2007, 2006 and 2005. These supporting schedules are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these schedules based on our audits. In our opinion, these schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.










/s/ Friedman LLP


New York, New York
June 18, 2007

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
            CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT


Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                             March 31,
                                                                    ---------------------------
                                                                        2007           2006
                                                                    ------------   ------------

Cash and cash equivalents                                           $  4,998,494   $  2,281,735
Investment in subsidiary partnerships, carried on an equity basis      4,084,185      3,090,682
                                                                    ------------   ------------

Total assets                                                        $  9,082,679   $  5,372,417
                                                                    ============   ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Due to general partner and affiliates                               $  3,016,292   $  9,314,244
Accounts payable and other liabilities                                   145,099      1,969,046
                                                                    ------------   ------------

Total liabilities                                                      3,161,391     11,283,290
                                                                    ------------   ------------

Partners' capital (deficit)                                            5,921,288     (5,910,873)
                                                                    ------------   ------------

Total liabilities and partners' capital (deficit)                   $  9,082,679   $  5,372,417
                                                                    ============   ============


Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' equity on the consolidated balance sheet will differ from partners' equity shown above.

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
            CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Years Ended March 31,
                                              --------------------------------------------
                                                  2007            2006            2005
                                              ------------    ------------    ------------
Income

Other income                                  $    350,007    $    171,862    $     10,404
Loss on sale of properties                        (545,346)              0               0
                                              ------------    ------------    ------------

Total (loss) income                               (195,339)        171,862          10,404
                                              ------------    ------------    ------------

Expenses

Equity in losses of subsidiary partnerships    (13,126,658)      2,651,688       3,163,835
General and administrative                         416,597         238,053         115,972
General and administrative-related parties         682,561       1,074,165         950,235
                                              ------------    ------------    ------------

Total expenses                                 (12,027,500)      3,963,906       4,230,042
                                              ------------    ------------    ------------

Net income (loss)                             $ 11,832,161    $ (3,792,044)   $ (4,219,638)
                                              ============    ============    ============

                          FREEDOM TAX CREDIT PLUS L.P.
                                   SCHEDULE I
            CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Years Ended March 31,
                                                            --------------------------------------------
                                                                2007            2006            2005
                                                            ------------    ------------    ------------
Net income (loss)                                           $ 11,832,161    $ (3,792,044)   $ (4,219,638)
                                                            ------------    ------------    ------------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

   Equity in (income) losses of subsidiary partnerships      (13,126,658)      2,651,688       3,163,835

   Loss on sale                                                  545,346          81,351               0

   Increase (decrease) in liabilities:

   Due to general partner and affiliates                      (6,297,952)        913,706         969,889

   Deferred revenue from sale of properties                            0       1,888,040               0

   Accounts payable and other liabilities                     (1,921,958)         26,756           9,958
                                                            ------------    ------------    ------------

   Total adjustments                                         (20,801,222)      5,561,541       4,143,682
                                                            ------------    ------------    ------------

Net cash (used in) provided by operating activities           (8,969,061)      1,769,497         (75,956)
                                                            ------------    ------------    ------------

Cash flows from investing activities:

Distributions from subsidiaries                               11,349,453          24,060         138,247

Distributions                                                 (6,995,071)              0               0

Contributions - write-off of partnership management
   fees related to sold properties                             4,095,540               0               0

Contributions from related party sales                         3,235,898         406,907               0
                                                            ------------    ------------    ------------

Net cash provided by investing activities                     11,685,820         430,967         138,247
                                                            ------------    ------------    ------------

Net increase in cash and cash equivalents                      2,716,759       2,200,464          62,291

Cash and cash equivalents, beginning of year                   2,281,735          81,271          18,980
                                                            ------------    ------------    ------------

Cash and cash equivalents, end of year                      $  4,998,494    $  2,281,735    $     81,271
                                                            ============    ============    ============

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2007

                                               Initial Cost to Partnership
                                              -----------------------------
                                                                                   Cost
                                                                                Capitalized
                                                                                  Reduced
                                                              Buildings and    Subsequent to
Description                   Encumbrances        Land         Improvements     Acquisition
--------------------------    ------------    ------------    -------------    -------------
Parkside Townhouses
  York, PA (E)                $          0    $    263,231    $   4,439,564    $  (4,702,795)
Twin Trees
  Layton, UT (F)                         0         112,401        2,668,179       (2,569,089)
Bennion (Mulberry)
  Taylorsville, UT (F)                   0         258,000        4,934,447       (4,860,317)
Hunters Chase
  Madison, AL (F)                        0         411,100        5,616,330       (4,852,013)
Bethel Park
  Bethel, OH (F)                         0         141,320        5,365,882       (4,468,364)
Zebulon Park
  Owensville, OH (F)                     0         165,000        4,187,880       (3,593,655)
Tivoli Place
  Murphreesboro, TN (F)                  0         267,500        4,146,759       (3,887,845)
Northwood
  Jacksonville, FL (F)                   0         494,900        6,630,321       (6,284,146)
Oxford Trace
  Aiken, SC (F)                          0         162,000        1,725,512       (1,513,174)
Wilshire
  Huntsville, AL (F)                     0         178,497        4,014,281       (3,530,587)
Ivanhoe
  Salt Lake City, UT (E)                 0          41,000        1,136,915       (1,103,361)
Washington Avenue
  Brooklyn, NY (F)                       0          42,485        2,843,351       (2,809,797)
C.H. Development
  (Manhattan B)
  New York, NY (F)                       0               3        3,294,688       (3,261,134)
Davidson Court
  Staten Island, NY (E)                  0          96,892          773,052         (739,498)
Magnolia Mews
  Philadelphia, PA               1,477,243         200,000          668,007        2,433,150
Oaks Village
  Whiteville, NC (E)                     0          63,548        1,799,849          (63,548)
Greenfield Village
  Dunn, NC (E)                           0          78,296        1,806,126          (78,296)
Morris Avenue
  (CLM Equities)
  Bronx, NY (E)                          0               2        4,767,049       (4,733,495)
Victoria Manor
  Riverside, CA                  1,956,753         615,000        5,340,962         (153,198)
Ogontz Hallz
  Philadelphia, PA               2,165,494               0          328,846        3,462,022
Eagle Ridge
  Stoughton, WI (F)                      0         321,594        2,627,385       (2,593,831)
Nelson Anderson
  Bronx, NY (E)                          0               2        6,524,096       (6,490,542)
Conifer Irondequoit
  (Abraham Lincoln) (G)
  Irondequoit, NY                        0          20,000        5,407,108       (5,373,555)
Wilson Street Apts.
  (Middletown)
  Middletown, PA                 1,673,496          38,449                0        3,463,723
Lauderdale Lakes
  Lauderdale Lakes, FL (F)               0         873,973        3,976,744       (3,943,152)
Flipper Temple
  Atlanta, GA                    2,434,094          70,519        4,907,110          905,192
220 Cooper Street
  Camden, NJ                       912,867          41,000                0        3,689,099


                                                Gross Amount at which Carried at Close of Period
                                                ------------------------------------------------

                              Purchase Price
                              Adjustments (B)
                              Buildings and                      Buildings and
Description                    Improvements         Land          Improvements       Total (A)
--------------------------    --------------    -------------    -------------    --------------
Parkside Townhouses
  York, PA (E)                $            0    $           0    $           0    $            0
Twin Trees
  Layton, UT (F)                     (47,642)               0                0                 0
Bennion (Mulberry)
  Taylorsville, UT (F)               (22,842)               0                0                 0
Hunters Chase
  Madison, AL (F)                   (713,028)               0                0                 0
Bethel Park
  Bethel, OH (F)                    (846,229)               0                0                 0
Zebulon Park
  Owensville, OH (F)                (542,936)               0                0                 0
Tivoli Place
  Murphreesboro, TN (F)             (207,625)               0                0                 0
Northwood
  Jacksonville, FL (F)              (294,886)               0                0                 0
Oxford Trace
  Aiken, SC (F)                     (161,049)               0                0                 0
Wilshire
  Huntsville, AL (F)                (432,405)               0                0                 0
Ivanhoe
  Salt Lake City, UT (E)                   0                0                0                 0
Washington Avenue
  Brooklyn, NY (F)                         0                0                0                 0
C.H. Development
  (Manhattan B)
  New York, NY (F)                         0                0                0                 0
Davidson Court
  Staten Island, NY (E)                    0                0                0                 0
Magnolia Mews
  Philadelphia, PA                         0          201,677        3,099,480         3,301,157
Oaks Village
  Whiteville, NC (E)                       0                0                0                 0
Greenfield Village
  Dunn, NC (E)                             0                0                0                 0
Morris Avenue
  (CLM Equities)
  Bronx, NY (E)                            0                0                0                 0
Victoria Manor
  Riverside, CA                            0          616,677        5,186,101         5,802,778
Ogontz Hallz
  Philadelphia, PA                         0            1,677        3,789,191         3,790,868
Eagle Ridge
  Stoughton, WI (F)                        0                0                0                 0
Nelson Anderson
  Bronx, NY (E)                            0                0                0                 0
Conifer Irondequoit
  (Abraham Lincoln) (G)
  Irondequoit, NY                          0                0                0                 0
Wilson Street Apts.
  (Middletown)
  Middletown, PA                           0           40,126        3,462,046         3,502,172
Lauderdale Lakes
  Lauderdale Lakes, FL (F)                 0                0                0                 0
Flipper Temple
  Atlanta, GA                              0           72,196        5,810,625         5,882,821
220 Cooper Street
  Camden, NJ                               0           42,677        3,687,422         3,730,099



                                                                                  Life on which
                                                                                 Depreciation in
                                                 Year of                          Latest Income
                              Accumulated      Construction        Date          Statements are
Description                   Depreciation       Renovation       Acquired       Computed (C)(D)
--------------------------    -------------    -------------    -------------    ---------------
Parkside Townhouses
  York, PA (E)                $           0        1989            Sept. 1990         27.5
Twin Trees
  Layton, UT (F)                          0        1989             Oct. 1990         27.5
Bennion (Mulberry)
  Taylorsville, UT (F)                    0        1989             Oct. 1990         27.5
Hunters Chase
  Madison, AL (F)                         0        1989             Oct. 1990         27.5
Bethel Park
  Bethel, OH (F)                          0        1989             Oct. 1990         27.5
Zebulon Park
  Owensville, OH (F)                      0        1989             Oct. 1990         27.5
Tivoli Place
  Murphreesboro, TN (F)                   0        1989             Oct. 1990         27.5
Northwood
  Jacksonville, FL (F)                    0        1989             Oct. 1990         27.5
Oxford Trace
  Aiken, SC (F)                           0        1989             Oct. 1990         27.5
Wilshire
  Huntsville, AL (F)                      0        1989             Oct. 1990         27.5
Ivanhoe
  Salt Lake City, UT (E)                  0        1991             Jan. 1991         27.5
Washington Avenue
  Brooklyn, NY (F)                        0        1991             Jan. 1991         27.5
C.H. Development
  (Manhattan B)
  New York, NY (F)                        0        1991             Jan. 1991         27.5
Davidson Court
  Staten Island, NY (E)                   0        1991             Mar. 1991         27.5
Magnolia Mews
  Philadelphia, PA                1,670,089        1991             Mar. 1991         27.5
Oaks Village
  Whiteville, NC (E)                      0        1991             Mar. 1991         27.5
Greenfield Village
  Dunn, NC (E)                            0        1991             Mar. 1991         27.5
Morris Avenue
  (CLM Equities)
  Bronx, NY (E)                           0        1991             Apr. 1991         27.5
Victoria Manor
  Riverside, CA                   2,881,427        1991             Apr. 1991         27.5
Ogontz Hallz
  Philadelphia, PA                2,077,218        1990             Apr. 1991         27.5
Eagle Ridge
  Stoughton, WI (F)                       0        1991              May 1991         27.5
Nelson Anderson
  Bronx, NY (E)                           0        1991             June 1991         27.5
Conifer Irondequoit
  (Abraham Lincoln) (G)
  Irondequoit, NY                         0        1991            Sept. 1991         27.5
Wilson Street Apts.
  (Middletown)
  Middletown, PA                  1,636,581        1991            Sept. 1991         27.5
Lauderdale Lakes
  Lauderdale Lakes, FL (F)                0        1991             Oct. 1991         40
Flipper Temple
  Atlanta, GA                     2,611,192        1991             Oct. 1991         27.5
220 Cooper Street
  Camden, NJ                      2,025,766        1991             Dec. 1991         27.5

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2007
                                  (continued)

                                               Initial Cost to Partnership
                                              -----------------------------
                                                                                   Cost
                                                                                Capitalized
                                                                                  Reduced
                                                              Buildings and    Subsequent to
Description                   Encumbrances        Land         Improvements     Acquisition
--------------------------    ------------    ------------    -------------    -------------
Vendome
  Brooklyn, NY                   2,544,309          12,000        4,867,584          220,536
Pecan Creek
  Tulsa, OK                        970,781          50,000        1,484,923          233,586
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL                  695,604          15,000          939,681          141,079
Pine Shadow Apts.
  Waveland, MS                   1,610,199          74,550        2,117,989          208,141
Windsor Place Apts.
  Wedowee, AL                      747,105          40,000          904,888           74,792
Brookwood Apts.
  Foley, AL                      1,234,498          68,675        1,517,190          105,886
Heflin Hills Apts.
  Heflin, AL                       724,688          50,000          841,300           86,159
Shadowood Apts.
  Stevenson, AL                    726,458          27,000          898,800           31,951
Brittany Apartments
  DeKalb, MS                       672,820          20,000          843,592           81,334
Hidden Valley Apts.
  Brewton, AL                    1,176,289          68,000        1,637,840          159,016
Westbrook Square L.P.
  Carthage, MS                   1,002,123          40,000        1,254,957           76,079
Warsaw Elderly Housing Ltd.
  Warsaw, KY                     1,109,878          98,819        1,333,606           21,772
West Hill Square Apts.Ltd.
  Gordo, AL                        749,499          60,000          954,020           49,459
Elmwood Assoc.
  Picayune, MS                     691,943          81,500          829,183           70,376
Harmony Gate Assoc.
  Los Angeles, CA (G)                    0               0        9,757,807       (9,754,580)

Less discontinued operations             0      (3,991,744)     (88,443,325)      81,203,381
                              ------------    ------------    -------------    -------------

                              $ 25,276,141    $  1,670,512    $  31,670,478    $  15,356,761
                              ============    ============    =============    =============

                                                Gross Amount at which Carried at Close of Period
                                                ------------------------------------------------

                              Purchase Price
                              Adjustments (B)
                              Buildings and                      Buildings and
Description                    Improvements         Land          Improvements       Total (A)
--------------------------    --------------    -------------    -------------    --------------
Vendome
  Brooklyn, NY                             0           13,677        5,086,443         5,100,120
Pecan Creek
  Tulsa, OK                                0           50,161        1,718,348         1,768,509
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL                          0           15,161        1,080,599         1,095,760
Pine Shadow Apts.
  Waveland, MS                             0           74,711        2,325,969         2,400,680
Windsor Place Apts.
  Wedowee, AL                              0           40,161          979,519         1,019,680
Brookwood Apts.
  Foley, AL                                0           68,836        1,622,915         1,691,751
Heflin Hills Apts.
  Heflin, AL                               0           50,161          927,298           977,459
Shadowood Apts.
  Stevenson, AL                            0           27,161          930,590           957,751
Brittany Apartments
  DeKalb, MS                               0           20,161          924,765           944,926
Hidden Valley Apts.
  Brewton, AL                              0           68,161        1,796,695         1,864,856
Westbrook Square L.P.
  Carthage, MS                             0           40,161        1,330,875         1,371,036
Warsaw Elderly Housing Ltd.
  Warsaw, KY                               0           98,980        1,355,217         1,454,197
West Hill Square Apts.Ltd.
  Gordo, AL                                0           60,161        1,003,318         1,063,479
Elmwood Assoc.
  Picayune, MS                             0           81,502          896,150           977,652
Harmony Gate Assoc.
  Los Angeles, CA (G)                      0                0                0                 0

Less discontinued operations       3,268,642                0                0                 0
                              --------------    -------------    -------------    --------------

                              $            0    $   1,684,185    $  47,013,566    $   48,697,751
                              ==============    =============    =============    ==============


                                                                                  Life on which
                                                                                 Depreciation in
                                                 Year of                          Latest Income
                              Accumulated      Construction        Date          Statements are
Description                   Depreciation       Renovation       Acquired       Computed (C)(D)
--------------------------    -------------    -------------    -------------    ---------------
Vendome
  Brooklyn, NY                    3,678,073        1991             Dec. 1991         20
Pecan Creek
  Tulsa, OK                         806,847        1991             Dec. 1991         27.5
New Augusta Ltd.
  (Rainer Villas)
  New Augusta, AL                   435,496        1991             Dec. 1991         27.5
Pine Shadow Apts.
  Waveland, MS                    1,142,749        1991             Dec. 1991         27.5
Windsor Place Apts.
  Wedowee, AL                       408,586        1991             Dec. 1991         27.5
Brookwood Apts.
  Foley, AL                         679,947        1991             Dec. 1991         27.5
Heflin Hills Apts.
  Heflin, AL                        398,009        1991             Dec. 1991         27.5
Shadowood Apts.
  Stevenson, AL                     386,727        1991             Dec. 1991         27.5
Brittany Apartments
  DeKalb, MS                        376,545        1990             Dec. 1991         27.5
Hidden Valley Apts.
  Brewton, AL                       735,574        1991             Dec. 1991         27.5
Westbrook Square L.P.
  Carthage, MS                      561,595        1990             Dec. 1991         27.5
Warsaw Elderly Housing Ltd.
  Warsaw, KY                        540,132        1991             Dec. 1991         27.5
West Hill Square Apts.Ltd.
  Gordo, AL                         413,660        1991             Dec. 1991         27.5
Elmwood Assoc.
  Picayune, MS                      354,106        1991             Dec. 1991         27.5
Harmony Gate Assoc.
  Los Angeles, CA (G)                     0        1992             Jan. 1992         27.5

Less discontinued operations              0
                              -------------

                              $  23,820,319
                              =============

(A)  Aggregate cost for federal income tax purposes, $146,576,191.
(B) Rental guarantees and development deficit guarantees for GAAP purposes are treated as a reduction of the asset.
(C) Furniture and fixtures, included with buildings and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 7 years.
(D) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership from date of acquisition.
(E) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2006. (F) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2007. (G) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2007.
(F) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2007.
(G) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2007.

                          FREEDOM TAX CREDIT PLUS L.P.
                          AND CONSOLIDATED PARTNERSHIPS
                                  SCHEDULE III
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 MARCH 31, 2007
                                   (continued)


Reconciliation of Real Estate owned:

                                           Cost of Property and Equipment                    Accumulated Depreciation
                                  ---------------------------------------------   ---------------------------------------------
                                                                       Years Ended March 31,
                                  ---------------------------------------------------------------------------------------------
                                       2007            2006           2005            2007            2006            2005
                                  -------------   -------------   -------------   -------------   -------------   -------------
Balance at beginning of year      $  69,847,093   $ 144,777,331   $ 144,210,167   $  33,384,359   $  68,560,673   $  63,733,516
Additions during year:
Improvements                            949,279         741,465         749,123
Discontinued operations and
  dispositions                      (22,098,621)    (75,671,703)       (181,959)    (12,020,784)    (39,899,656)           (706)
Depreciation expense                                                                  2,456,744       4,723,342       4,827,863
                                  -------------   -------------   -------------   -------------   -------------   -------------

Balance at close of year          $  48,697,751   $  69,847,093   $ 144,777,331   $  23,820,319   $  33,384,359   $  68,560,673
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