Form 10-Q
period 2007-06-30
FREEDOM TAX CREDIT PLUS LP
filed 2007-08-10
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2007


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,       March 31,
                                                                     2007           2007
                                                                 ------------    ------------
                                                                 (Unaudited)      (Audited)
ASSETS

Operating assets
  Property and equipment - (at cost, net of accumulated
    depreciation of $22,116,558 and $23,820,319, respectively)   $ 23,053,678    $ 24,877,432
  Cash and cash equivalents                                         5,636,897       5,899,857
  Cash held in escrow                                               2,649,660       2,869,341
  Deferred costs (net of accumulated amortization of $186,788
    and $204,969, respectively)                                       219,152         243,958
  Other assets                                                      1,113,606         852,070
                                                                 ------------    ------------

Total operating assets                                             32,672,993      34,742,658
                                                                 ------------    ------------

Assets held for sale (Note 4)
  Assets held for sale                                                      0           1,704
                                                                 ------------    ------------
Total assets - held for sale                                                0           1,704
                                                                 ------------    ------------

Total assets                                                     $ 32,672,993    $ 34,744,362
                                                                 ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities
  Mortgage notes payable                                         $ 24,303,214    $ 25,276,141
  Accounts payable and other liabilities                            1,350,677       1,350,713
  Due to local general partners and affiliates                         71,830       1,078,112
  Due to general partners and affiliates (Note 2)                   3,235,331       3,229,196
                                                                 ------------    ------------

Total operating liabilities                                        28,961,052      30,934,162
                                                                 ------------    ------------

Liabilities related to discontinued  operations (Note 4)
  Liabilities  related to discontinued operations including
    minority interest                                                       0           7,113
                                                                 ------------    ------------
Total liabilities related to discontinued operations                        0           7,113
                                                                 ------------    ------------

Total liabilities                                                  28,961,052      30,941,275
                                                                 ------------    ------------

Minority interests                                                    689,299         672,373
                                                                 ------------    ------------

Commitments and contingencies (Note 5)

Partners' capital (deficit):
Limited partners (72,896 BACs issued and outstanding)                (493,423)       (386,432)
General partners                                                    3,516,065       3,517,146
                                                                 ------------    ------------

Total partners' capital (deficit)                                   3,022,642       3,130,714
                                                                 ------------    ------------

Total liabilities and partners' capital (deficit)                $ 32,672,993    $ 34,744,362
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                    2007           2006*
                                                                 -----------    -----------
Revenues:
Rental income                                                    $ 1,297,443    $ 1,264,689
Other                                                                276,139        219,672
                                                                 -----------    -----------
Total revenues                                                     1,573,582      1,484,361
                                                                 -----------    -----------

Expenses:
General and administrative                                           342,207        322,989
General and administrative-related parties (Note 2)                  143,072        313,418
Repairs and maintenance                                              296,975        246,783
Operating and other                                                  179,990        180,331
Real estate taxes                                                     81,862         79,730
Insurance                                                             82,246         83,232
Financial                                                            359,030        378,568
Depreciation and amortization                                        345,198        345,670
                                                                 -----------    -----------

Total expenses                                                     1,830,580      1,950,721
                                                                 -----------    -----------

Loss before minority interest and discontinued operations           (256,998)      (466,360)

Minority interest in loss of subsidiaries from operations              2,786          2,796
                                                                 -----------    -----------

Loss from continuing operations                                     (254,212)      (463,564)

Discontinued operations:
Income (loss) from discontinued operations (including minority
  interest and gain (loss) on sale of properties) (Note 4)           146,140     (1,431,628)
                                                                 -----------    -----------
Net loss                                                         $  (108,072)   $(1,895,192)
                                                                 ===========    ===========

Loss from continuing operations - limited partners               $  (251,670)   $  (458,928)
Income (loss) from discontinued operations (including minority interest and gain (loss) on sale of properties) - limited
  partners                                                           144,679     (1,417,312)
                                                                 -----------    -----------
Net loss - limited partners                                      $  (106,991)   $(1,876,240)
                                                                 ===========    ===========

Weighted average number of BACs outstanding                           72,896         72,896
                                                                 ===========    ===========

Loss from continuing operations per BAC                          $     (3.45)   $     (6.30)
Income (loss) from discontinued operations per BAC                      1.98         (19.44)
                                                                 -----------    -----------

Net loss per BAC                                                 $     (1.47)   $    (25.74)
                                                                 ===========    ===========

*  Reclassified for comparative purposes

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                         IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                                               Limited        General
                                                 Total         Partners       Partners
                                              -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2007   $ 3,130,714    $  (386,432)   $ 3,517,146

Net loss                                         (108,072)      (106,991)        (1,081)
                                              -----------    -----------    -----------

Partners' capital (deficit) - June 30, 2007   $ 3,022,642    $  (493,423)   $ 3,516,065
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                              --------------------------
                                                                                  2007           2006
                                                                              -----------    -----------
Cash flows from operating activities:

Net loss                                                                      $  (108,072)   $(1,895,192)

Adjustments to reconcile net loss to net cash used in operating activities:

   (Gain) loss on sale of properties                                              (24,264)        83,655
   Loss on impairment of property and equipment                                         0        400,000
   Depreciation and amortization                                                  379,248        890,131
   Minority interest in (loss) income of subsidiaries                            (155,663)       697,657
   Increase in cash held in escrow                                                (55,530)       (81,162)
   Increase in other assets                                                      (268,562)      (285,829)
   Increase (decrease) in accounts payable and other liabilities                  171,517     (1,846,145)
   Increase (decrease) in due to general partners and affiliates                   44,260     (2,049,503)
   Decrease in due to local general partners and affiliates                       (10,067)        (5,583)
                                                                              -----------    -----------

Net cash used in operating activities                                             (27,133)    (4,091,971)
                                                                              -----------    -----------

Cash flows from investing activities:

   Proceeds from sale of investment                                                30,767              0
   Acquisition of property and equipment                                         (205,937)      (208,061)
                                                                              -----------    -----------

Net cash used in investing activities                                            (175,170)      (208,061)
                                                                              -----------    -----------

Cash flows from financing activities:

   Repayments of mortgage notes                                                   (62,361)      (303,237)
   Increase in capitalization of consolidated subsidiaries attributable to
     minority interest                                                                  0      2,112,800
                                                                              -----------    -----------

Net cash (used in) provided by financing activities                               (62,361)     1,809,563
                                                                              -----------    -----------

Net decrease in cash and cash equivalents                                        (264,664)    (2,490,469)

Cash and cash equivalents at beginning of period                                5,901,561      4,672,266
                                                                              -----------    -----------

Cash and cash equivalents at end of period*                                   $ 5,636,897    $ 2,181,797
                                                                              ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for interest                                          $   643,861    $   897,583
                                                                              ===========    ===========

Summarized below are the components of the loss on sale of properties:

   Proceeds from sale of investments - net                                    $   (30,767)   $         0
   Decrease in property and equipment, net of accumulated depreciation          1,654,113      7,260,685
   Decrease in cash held in escrow                                                275,211        564,692
   Decrease in rents receivable                                                     3,416         47,376
   Decrease in other assets                                                         3,610        418,801
   Decrease in mortgage notes payable                                            (910,566)    (5,530,236)
   (Decrease) increase in accounts payable and other liabilities                 (178,670)       312,394
   Decrease in due to general partners and affiliates                             (38,125)       (87,000)
   Decrease in due to local general partners and affiliate                       (996,215)      (240,769)
   Decrease in deferred costs                                                      21,136         52,318
   Increase (decrease) in capitalization of consolidated subsidiaries
     attributable to minority interest                                            172,593     (2,714,606)

See Note 4 for cash flows from discontinued operations.

* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $0 and $1,704, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and twenty subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of Related Freedom Associates L.P., a Delaware limited partnership and Freedom GP Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnership (each a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of June 30, 2007, the Partnership's limited partnership interest in ten Local Partnerships and the property and the related assets and liabilities of thirteen Local Partnerships were sold (see Note 3).

The Partnership's first fiscal quarter ends on June 30. The first quarter for all subsidiaries ends March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $156,000 and $0 for the three months ended June 30, 2007 and 2006, respectively. These amounts include approximately $153,000 and $0, respectively, which were related to discontinued operations. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of June 30, 2007, its results of operations and cash flows for the three months ended June 30, 2007 and 2006. However, the operating results and cash flows for the three months ended June 30, 2007 may not be indicative of the results for the entire year.

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


Note 2 - Related Party Transactions

The costs incurred to related parties from operations for the three months ended June 30, 2007 and 2006 were as follows:

                                                            Three Months Ended
                                                                 June 30,
                                                         -----------------------
                                                            2007         2006*
                                                         ----------   ----------
Partnership management fees (a)                          $    4,964   $  163,875
Expense reimbursement (b)                                    34,092       52,120
Local administrative fee (c)                                  5,250        4,662
                                                         ----------   ----------

Total general and administrative-General Partners            44,306      220,657
                                                         ----------   ----------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)              98,766       92,761
                                                         ----------   ----------
Total general and administrative-related parties         $  143,072   $  313,418
                                                         ==========   ==========

* Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three months ended June 30, 2007 and 2006 were as follows:

                                                        Three Months Ended
                                                             June 30,
                                                     ---------------------
                                                        2007         2006*
                                                     ----------   ----------
Local administrative fee (c)                         $    5,047   $    7,213
                                                     ----------   ----------
Total general and administrative-General Partners         5,047        7,213
                                                     ----------   ----------
Property management fees incurred to affiliates of
   the Local General Partners (d)                         2,520      121,769
                                                     ----------   ----------

Total general and administrative-related parties     $    7,567   $  128,982
                                                     ==========   ==========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement and
Certificate of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and Beneficial Assignment Certificates ("BACs") holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,953,000 and $2,948,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively. Without the General Partners' continued accrual without payment, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.
 The Partnership is dependent upon the support of the General Partners and certain of their affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $109,839 and $227,307 for the three months ended June 30, 2007 and 2006, respectively. Of these fees, $101,286 and $214,530 were incurred to affiliates of the subsidiary partnerships, which include $2,520 and $121,769, respectively, of fees relating to discontinued operations.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of June 30, 2007, the Partnership's limited partnership interest in ten Local Partnerships and the property and the related assets and liabilities of thirteen Local Partnerships have been sold. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

During the quarter ended June 30, 2007, Brookwood Associates, Ltd., Shadowood Apartments, Ltd., Heflin Hills Apartments L.P., Hidden Valley Apartments, Ltd., West Hill Apartments, L.P. and Winsor Place, L.P. (collectively "Farmers' Homes") all entered into agreements to sell their properties and related assets and liabilities to an unaffiliated third party purchaser ("Buyer"). This transaction was disclosed as a subsequent event in the Partnership's Form 10-K for the year ended March 31, 2007. However, during the same quarter ended June 30, 2007, the Buyer withdrew from the contracts, at which time the properties were placed back on the market. As of June 30, 2007 the Farmers' Homes were not classified as assets held for sale, and, therefore, not included in discontinued operations.

On May 3, 2007, the Partnership's limited partnership interest in 220 Cooper Street Limited Partnership ("Cooper Street") was sold to the Local General Partner for a sales price of $50,000. The Partnership received net proceeds of

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


approximately $12,000 from this sale. Because Cooper Street was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $173,000. Such contribution flows through minority interest as a result of the write-off of the partners' deficit basis in the property of approximately $161,000 and the $12,000 cash received from the sale.

On July 26, 2006, the property and the related assets and liabilities of Washington Brooklyn Limited Partnership ("Washington") were sold to an unaffiliated third party purchaser for a sales price of approximately $160,000 and the assumption of the related mortgage liabilities and the litigation discussed in Note 5. After the repayment of other liabilities and closing costs of approximately $60,000, the Partnership will receive an additional payment estimated to be approximately $100,000 to be paid at a later date upon the settlement of a foreclosure dispute (see Note 5). During the quarter ended June 30, 2006, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000. The sale resulted in a loss of approximately $384,000 resulting from the write-off of the partners' basis in the property of approximately $384,000 at the date of the sale. An adjustment to the loss of approximately $5,000 was recorded during the quarter ended June 30, 2007, resulting in overall loss of approximately $379,000. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $30,000 as a result of the write-off of payables owed by Local Partnership. The sale resulted in the liquidation of Washington.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


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


Note 4 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of June 30, 2007 and March 31, 2007, there were no Local Partnerships classified as discontinued operations in the consolidated balance sheets. The amounts shown below, as of March 31, 2007, represent residual cash and accounts payable balances as of the balance sheet date from the sale of Washington, which subsequently were paid.

Consolidated Balance Sheets of Discontinued Operations:

                                                  June 30,    March 31,
                                                    2007        2007
                                                ----------   ----------
     Assets
       Cash and cash equivalents                $        0   $    1,704
                                                ----------   ----------
     Total assets                               $        0   $    1,704
                                                ==========   ==========

     Liabilities
       Accounts payable and other liabilities   $        0   $    7,113
                                                ----------   ----------
     Total liabilities                          $        0   $    7,113
                                                ==========   ==========

The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 30, 2007, Cooper Street, which was sold during the three months ended June 30, 2007, was classified as discontinued operations on the condensed consolidated financial statements. For the three months ended June 30, 2006, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase and Wilshire, which were sold during the three months ended June 30, 2006, and Mulberry, Oxford Trace, Tivoli Place, Twin Trees, Eagle Ridge, Lauderdale Lakes, Washington and Manhattan B, which were classified as assets held for sale, and Abraham Lincoln, Harmony Gates and Cooper Street, in order to present comparable results for the three months ended June 30, 2007, were all classified as discontinued operations on the condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

Condensed Consolidated Statements of Discontinued Operations:

                                                                                     Three Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                      2007          2006*
                                                                                  -----------    -----------
Revenues

Rental income                                                                     $    51,688    $ 2,243,260
Other                                                                                   2,306         88,518
Gain (loss) on sale of properties                                                      24,264        (83,655)
                                                                                  -----------    -----------
Total revenue                                                                          78,258      2,248,123
                                                                                  -----------    -----------

Expenses

General and administrative                                                              8,164        496,198
General and administrative-related parties (Note 2)                                     7,567        128,982
Repairs and maintenance                                                                 6,208        344,428
Operating and other                                                                     9,278        243,542
Real estate taxes                                                                       4,931        167,708
Insurance                                                                               3,064         90,790
Interest                                                                               11,733        563,190
Depreciation and amortization                                                          34,050        544,460
Loss on impairment of property and equipment                                                0        400,000
                                                                                  -----------    -----------

Total expenses                                                                         84,995      2,979,298
                                                                                  -----------    -----------

Loss from discontinued operations before minority interest                             (6,737)      (731,175)
Minority interest in (loss) income of subsidiaries from discontinued operations       152,877       (700,453)
                                                                                  -----------    -----------
Net income (loss) from discontinued operations                                    $   146,140    $(1,431,628)
                                                                                  ===========    ===========

Net income (loss) - limited partners from discontinued operations                 $   144,679    $(1,417,312)
                                                                                  ===========    ===========

Weighted average number of BACs outstanding                                            72,896         72,896
                                                                                  ===========    ===========

Net income (loss) from discontinued operations per BAC                            $      1.98    $    (19.44)
                                                                                  ===========    ===========


Cash flows from Discontinued Operations:

                                                                                     Three Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                      2007          2006*
                                                                                  -----------    -----------
Net cash (used in) provided by discontinued operating activities                  $  (126,970)   $   830,359
                                                                                  -----------    -----------

Net cash provided by (used in) discontinued investing activities                  $    27,321    $(1,688,079)
                                                                                  -----------    -----------

Net cash (used in) provided by discontinued financing activities                  $  (196,030)   $   668,239
                                                                                  -----------    -----------

* Reclassified for comparative purposes.


Note 5 - Commitments and Contingencies

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


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

Other
-----

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 32% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of June 30, 2007, there were three Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in forty-two Local Partnerships. As of June 30, 2007, the Partnership's limited partnership interest in ten Local Partnerships and the property and the related assets and liabilities of thirteen Local Partnerships have been sold.

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2007.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal (other than sales proceeds and sales distributions), are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. During the three months ended June 30, 2007 and 2006, distributions from operations of the Local Partnerships amounted to approximately $66,000 and $54,000, respectively, which have been eliminated in consolidation. Additionally, during the three months ended June 30, 2007 and 2006, the Partnership received approximately $31,000 and
$4,602,000, respectively, of proceeds and distributions from the sale of investments.

For the three months ended June 30, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $265,000 due to net cash used in operating activities of approximately $27,000, acquisition of property and equipment of approximately $206,000 and repayments of mortgage notes of approximately $62,000. Such outflows exceeded proceeds from sale of investment of approximately $31,000. Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization of approximately $379,000 and gain on sale of properties of approximately $24,000.

Total expenses for the three months ended June 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $983,280 and $913,065, respectively. As of June 30, 2007 and March 31, 2007, accounts payable and other liabilities totaled $1,350,677 and $1,350,713, which are comprised of the following amounts:

                                                     June 30,     March 31,
                                                       2007         2007
                                                    ----------   ----------
     Accounts payable                               $  832,713   $  534,287
     Accrued interest payable                          306,437      579,535
     Security deposits payable                         211,527      236,891
                                                    ----------   ----------
     Total accounts payable and other liabilities   $1,350,677   $1,350,713
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

Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

A working capital reserve of approximately $4,794,000, exclusive of Local Partnerships' working capital, remained unused at June 30, 2007. It is used to pay operating expenses of the Partnership, including partnership management fees payable to the General Partners and advances to Local Partnerships if warranted.

Long-Term
---------

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $2,987,000 and $2,983,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively. Without the General Partners' continued accrual without payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have allowed for the accrual without payment of a portion of the partnership management fees but are under no obligation to continue to do so. The Partnership is dependent upon the support of the General Partners and certain of its affiliates in order to meet its obligations at the Partnership level. The General Partners and these affiliates have agreed to continue such support for the foreseeable future.

For a discussion of contingencies affecting certain Local Partnerships, see Note 5 to the condensed consolidated financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before the expiration of the applicable Compliance Period.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor. Since revenues from the sales of assets are driven by market conditions, inflation has little impact.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will, or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the Partnership's portfolio may not be affected. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

The Partnership has fully invested the proceeds of its offering in forty-two local partnerships, all of which have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years and are transferable with the property during the remainder of such ten year period. As of December 31, 2002 all the Local Partnerships have completed their tax credit periods and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2007 with respect to the Properties depending upon when the Compliance Period commenced.

Discontinued Operations
-----------------------

The Partnership is currently in the process of disposing of its investments. The disposals meet the criteria established for recognition as a discontinued operation under SFAS No. 144. SFAS No. 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. See Note 3 to the condensed consolidated financial statements for a discussion of the sale of properties. As of June 30, 2007, there were no assets held for sale.

Critical Accounting Policies
----------------------------

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended March 31, 2007.

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

During the three months ended June 30, 2007, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value. Through June 30, 2007, the Partnership has recorded approximately $5,726,000 as a loss on impairment of assets or reduction to estimated fair value.

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

Results of Operations
---------------------

Three months ended June 30, 2007 as compared to the same period in 2006
-----------------------------------------------------------------------

The results of operations for the three months ended June 30, 2007 and 2006, as discussed below, continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations (see Item 1, Note 4).

Rental income increased approximately 3% for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to an increase in rental rates and a decrease in vacancies at two Local Partnerships.

Other income increased by approximately $56,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to an increase in late fees and other tenant charges at one Local Partnership and an increase in interest income earned at the Partnership level due to higher cash balances available for investment resulting from the sale of properties.

Total expenses, excluding general and administrative-related parties and repairs and maintenance, remained fairly consistent with an increase of less than 1% for the three months ended June 30, 2007 as compared to the corresponding period in 2006.

General and administrative-related parties expenses decreased approximately $171,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to a decrease in partnership management fees and expense reimbursement charges at the Partnership level resulting from the sale of properties.

Repairs and maintenance expenses increased approximately $50,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to an increase in building exterior repairs at one Local
Partnership and an increase in maintenance repairs at three other Local Partnerships, partially offset by a decrease in ground maintenance contracts at one Local Partnership and a decrease in building interior, plumbing and exterminating expenses at a second Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 13.50% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments. There are no material changes to such disclosure or amounts as of June 30, 2007.

The Partnership does not have any other market risk sensitive instruments.

Item 4. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Freedom Associates L.P. and Freedom G.P. Inc., the general partners of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - See Item I. Financial Statements - Note 5

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

         (31.2) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

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


                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------


                                By:  RELATED FREEDOM ASSOCIATES L.P.
                                     a general partner


                                     By:  RELATED FREEDOM ASSOCIATES INC.,
                                          a general partner



Date: August 10, 2007
      ---------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer



Date: August 10, 2007
      ---------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer



                                     By:  FREEDOM GP INC.
                                          a general partner



Date: August 10, 2007
      ---------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer



Date: August 10, 2007
      ---------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2007 of Freedom Tax Credit Plus L.P.;

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

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

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



         Date:  August 10, 2007
                ---------------

                                                    By:  /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J Weil, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2007 of Freedom Tax Credit Plus L.P.;

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

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

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



         Date:  August 10, 2007
                ---------------

                                                    By:  /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     August 10, 2007                                     August 10, 2007