Form 10-Q
period 2007-09-30
FREEDOM TAX CREDIT PLUS LP
filed 2007-11-13
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2007


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30,     March 31,
                                                                                   2007            2007
                                                                               ------------    ------------
                                                                               (Unaudited)       (Audited)
ASSETS

Operating assets
  Property and equipment - (at cost, net of accumulated depreciation
    of $17,729,765 and $23,820,319, respectively)                              $ 18,134,007    $ 24,877,432
  Cash and cash equivalents                                                       5,210,977       5,899,857
  Cash held in escrow                                                             2,339,781       2,869,341
  Deferred costs (net of accumulated amortization of $164,676 and
    $204,969, respectively)                                                         202,236         243,958
  Other assets                                                                      775,013         852,070
                                                                               ------------    ------------

Total operating assets                                                           26,662,014      34,742,658
                                                                               ------------    ------------

Assets related to discontinued operations (Note 4)
  Property and equipment held for sale (net of accumulated depreciation of
    $2,966,956 and $0, respectively)                                              3,006,843               0
  Other assets related to discontinued operations                                   394,553           1,704
                                                                               ------------    ------------
Total assets related to discontinued operations                                   3,401,396           1,704
                                                                               ------------    ------------

Total assets                                                                   $ 30,063,410    $ 34,744,362
                                                                               ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities
  Mortgage notes payable                                                       $ 20,870,018    $ 25,276,141
  Accounts payable and other liabilities                                            916,423       1,350,713
  Due to local general partners and affiliates                                       59,872       1,078,112
  Due to general partners and affiliates (Note 2)                                 3,126,446       3,229,196
                                                                               ------------    ------------

Total operating liabilities                                                      24,972,759      30,934,162
                                                                               ------------    ------------

Liabilities related to discontinued operations (Note 5)
  Mortgage notes payable                                                          1,907,036               0
  Liabilities related to discontinued operations including minority interest        458,418           7,113
                                                                               ------------    ------------
Total liabilities related to discontinued operations                              2,365,454           7,113
                                                                               ------------    ------------

Total liabilities                                                                27,338,213      30,941,275
                                                                               ------------    ------------

Minority interests                                                                  206,520         672,373
                                                                               ------------    ------------

Commitments and contingencies (Note 6)

Partners' capital (deficit):
  Limited partners - 72,896 BACs issued and outstanding                            (992,349)       (386,432)
  General partners                                                                3,511,026       3,517,146
                                                                               ------------    ------------

Total partners' capital (deficit)                                                 2,518,677       3,130,714
                                                                               ------------    ------------

Total liabilities and partners' capital (deficit)                              $ 30,063,410    $ 34,744,362
                                                                               ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                             September 30,                 September 30,
                                                      --------------------------    --------------------------
                                                          2007           2006*          2007           2006*
                                                      -----------    -----------    -----------    -----------
Operations:

Revenues
Rental income                                         $ 1,089,129    $   946,765    $ 2,092,285    $ 1,927,959
Other                                                     254,682        236,888        480,479        408,629
                                                      -----------    -----------    -----------    -----------
Total revenues                                          1,343,811      1,183,653      2,572,764      2,336,588
                                                      -----------    -----------    -----------    -----------

Expenses
General and administrative                                300,018        354,199        599,270        629,995
General and administrative-related parties (Note 2)       168,212        274,006        289,604        581,053
Repairs and maintenance                                   303,068        341,886        551,865        531,822
Operating and other                                       124,880        113,696        263,992        253,096
Real estate taxes                                          70,168         70,926        142,329        141,124
Insurance                                                  72,455         63,038        141,049        132,284
Interest                                                  307,284        283,876        595,726        592,211
Depreciation and amortization                             280,724        280,563        552,197        553,395
                                                      -----------    -----------    -----------    -----------
Total expenses                                          1,626,809      1,782,190      3,136,032      3,414,980
                                                      -----------    -----------    -----------    -----------

Loss before minority interest and discontinued
  operations                                             (282,998)      (598,537)      (563,268)    (1,078,392)

Minority interest in loss of subsidiaries from
  operations                                                2,102          4,964          4,850          7,558
                                                      -----------    -----------    -----------    -----------

Loss from continuing operations                          (280,896)      (593,573)      (558,418)    (1,070,834)

Discontinued operations:
(Loss) income from discontinued operations
  (including minority interest and (loss) gain
  on sale of properties) (Note 5)                        (223,069)     6,334,587        (53,619)     4,916,656
                                                      -----------    -----------    -----------    -----------
Net (loss) income                                     $  (503,965)   $ 5,741,014    $  (612,037)   $ 3,845,822
                                                      ===========    ===========    ===========    ===========

Loss from continuing operations - limited
  partners                                            $  (278,087)   $  (587,637)   $  (552,834)   $(1,060,126)
(Loss) income from discontinued operations
  (including  minority interest and (loss) gain
   on sale of properties) - limited partners             (220,838)     6,271,241        (53,083)     4,867,490
                                                      -----------    -----------    -----------    -----------
Net (loss) income - limited partners                  $  (498,925)   $ 5,683,604    $  (605,917)   $ 3,807,364
                                                      ===========    ===========    ===========    ===========

Number of BACs outstanding                                 72,896         72,896         72,896         72,896
                                                      ===========    ===========    ===========    ===========

Loss from continuing operations per weighted
  average BAC                                         $     (3.81)   $     (8.06)   $     (7.58)   $    (14.54)
(Loss) income from discontinued operations per
  weighted average BAC                                      (3.03)         86.03          (0.73)         66.77
                                                      -----------    -----------    -----------    -----------

Net (loss) income per weighted average BAC            $     (6.84)   $     77.97    $     (8.31)   $     52.23
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                         IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                    Limited        General
                                                      Total         Partners       Partners
                                                   -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2007        $ 3,130,714    $  (386,432)   $ 3,517,146

Net loss                                              (612,037)      (605,917)        (6,120)
                                                   -----------    -----------    -----------

Partners' capital (deficit) - September 30, 2007   $ 2,518,677    $  (992,349)   $ 3,511,026
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                        September 30,
                                                                                ----------------------------
                                                                                    2007             2006
                                                                                ------------    ------------
Cash flows from operating activities:

Net (loss) income                                                               $   (612,037)   $  3,845,822

Adjustments to reconcile net (loss) income to net cash used in operating activities:

   Loss (gain) on sale of properties                                                 172,895      (4,589,685)
   Loss on impairment of fixed assets                                                      0         400,000
   Depreciation and amortization                                                     749,225       1,475,490
   Minority interest in loss of subsidiaries                                         (95,836)     (1,292,448)
   Increase in cash held in escrow                                                  (169,280)        (36,315)
   (Increase) decrease in other assets                                              (181,568)         51,196
   Decrease in accounts payable and other liabilities                                (85,897)     (2,187,083)
   Decrease in due to general partners and affiliates                               (100,250)     (1,919,115)
   Increase in due to local general partners and affiliates                            3,330          15,341
   Decrease in due to local general partners and affiliates                          (21,098)       (154,704)
                                                                                ------------    ------------

Net cash used in operating activities                                               (340,516)     (4,391,501)
                                                                                ------------    ------------

Cash flows from investing activities:

   Proceeds from sale of investments                                                 121,767      14,980,000
   Costs paid relating to sale of properties                                         (11,850)       (848,801)
   Acquisition of property and equipment                                            (174,415)       (428,187)
                                                                                ------------    ------------

Net cash (used in) provided by investing activities                                  (64,498)     13,703,012
                                                                                ------------    ------------

Cash flows from financing activities:

   Repayments of mortgage notes                                                     (114,765)    (10,066,104)
   (Decrease) increase in capitalization of consolidated subsidiaries
     attributable to minority interest                                                (4,317)      2,118,000
                                                                                ------------    ------------

Net cash used in financing activities                                               (119,082)     (7,948,104)
                                                                                ------------    ------------

Net (decrease) increase in cash and cash equivalents                                (524,096)      1,363,407

Cash and cash equivalents at beginning of period                                   5,901,561       4,672,266
                                                                                ------------    ------------

Cash and cash equivalents at end of period*                                     $  5,377,465    $  6,035,673
                                                                                ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during period for interest                                         $    915,384    $  1,745,591
                                                                                ============    ============

Summarized below are the components of the (loss) gain on sale of properties:

   Proceeds from sale of investment - net                                       $   (109,917)   $(14,131,199)
   Decrease in property and equipment, net of accumulated depreciation             3,169,189      16,815,371
   Decrease in cash held in escrow                                                   519,906         635,247
   Decrease in rents receivable                                                      207,054          53,688
   Decrease in other assets                                                            2,440         450,801
   Decrease in mortgage notes payable                                             (2,384,322)     (5,530,236)
   (Decrease) increase in accounts payable and other liabilities                    (320,782)        226,121
   Decrease in due to general partners and affiliates                                      0         (70,964)
   Decrease in due to local general partners and affiliate                          (998,721)       (473,964)
   Decrease in deferred costs                                                         34,305         150,056
   Increase (decrease) in capitalization of consolidated subsidiaries
     attributable to minority interest                                                53,743      (2,714,606)

See Note 5 for cash flows from discontinued operations.

* Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $166,488 and $181,779, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and twenty subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of Related Freedom Associates L.P., a Delaware limited partnership and Freedom GP Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnership (each a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of September 30, 2007, the Partnership's limited partnership interest in eleven Local Partnerships and the property and the related assets and liabilities of thirteen Local Partnerships were sold (see Note 3). In addition, one Local Partnership entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Note 4).

The Partnership's second fiscal quarter ends on September 30. The second quarter for all subsidiaries ends June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $0, $1,990,000, $96,000 and $1,292,000 for the three and six months ended September 30, 2007 and 2006, respectively. These amounts include approximately $0, $1,985,000, $91,000 and $1,285,000, respectively, which were related to discontinued operations. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of September 30, 2007, its results of operations for the three and six months ended September 30, 2007 and 2006 and its cash flows for the six months ended September 30, 2007 and 2006. However, the operating results and cash flows for the six months ended September 30, 2007 may not be indicative of the results for the entire year.

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


Note 2 - Related Party Transactions

The costs incurred to related parties from operations for the three and six months ended September 30, 2007 and 2006 were as follows:

                                                          Three Months Ended     Six Months Ended
                                                             September 30,         September 30,
                                                         -------------------   -------------------
                                                           2007       2006*      2007       2006*
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $ 47,125   $163,875   $ 52,089   $327,750
Expense reimbursement (b)                                  40,684     40,778     74,776     92,898
Local administrative fee (c)                                4,000      4,000      8,000      8,000
                                                         --------   --------   --------   --------

Total general and administrative-General Partners          91,809    208,653    134,865    428,648
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)            76,403     65,353    154,739    152,405
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $168,212   $274,006   $289,604   $581,053
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2007 and 2006 were as follows:

                                                      Three Months Ended     Six Months Ended
                                                         September 30,         September 30,
                                                     -------------------   -------------------
                                                       2007       2006*      2007       2006*
                                                     --------   --------   --------   --------
Local administrative fee (c)                         $  6,297   $  7,875   $ 12,593   $ 15,750
                                                     --------   --------   --------   --------
Total general and administrative-General Partners       6,297      7,875     12,593     15,750

Property management fees incurred to affiliates of
  the Local General Partners (d)                       23,771    113,401     46,721    240,879
                                                     --------   --------   --------   --------

Total general and administrative-related parties     $ 30,068   $121,276   $ 59,314   $256,629
                                                     ========   ========   ========   ========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement and
Certificate of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and Beneficial Assignment Certificates ("BACs") holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,948,000 were accrued and unpaid as of both September 30, 2007 and March 31, 2007.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $108,982, $204,609, $218,821 and $431,916 for the three and six months ended
September 30, 2007 and 2006, respectively. Of these fees, $100,174, $178,754, $201,460 and $393,284 were incurred to affiliates of the subsidiary partnerships, which include $23,771, $113,401, $46,721 and $240,879, respectively, of fees relating to discontinued operations.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of September 30, 2007, the Partnership's limited partnership interest in eleven Local Partnerships and the property and the related assets and liabilities of thirteen Local Partnerships have been sold. In addition, one Local Partnership entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Notes 4 and 7). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On September 11, 2007, the Partnership's limited partnership interest in Magnolia Mews Limited Partnership ("Magnolia Mews") was sold to the Local General Partner for a sales price of $82,500. The Partnership received proceeds of $82,500 from this sale. Because Magnolia Mews was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $153,000 at the date of the sale. Such distribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $235,000 and the $82,500 cash received from the sale.

During the quarter ended June 30, 2007, Brookwood Associates, Ltd., Shadowood Apartments, Ltd., Heflin Hills Apartments L.P., Hidden Valley Apartments, Ltd., West Hill Apartments, L.P. and Windsor Place, L.P. (collectively "Farmers' Homes") all entered into agreements to sell their properties and related assets and liabilities to an unaffiliated third party purchaser ("Buyer"). This transaction was disclosed as a subsequent event in the Partnership's Form 10-K for the year ended March 31, 2007. However, during the same quarter ended June 30, 2007, the Buyer withdrew from the contracts, at which time the properties were placed back on the market. As of September 30, 2007 the Farmers' Homes were not classified as assets held for sale, and, therefore, not included in discontinued operations.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


On May 3, 2007, the Partnership's limited partnership interest in 220 Cooper Street Limited Partnership ("Cooper Street") was sold to the Local General Partner for a sales price of $50,000. The Partnership received net proceeds of approximately $12,000 from this sale. Because Cooper Street was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $173,000 which was recognized during the quarter ended June 30, 2007. An adjustment to the non-cash contribution of approximately $33,000 was recorded during the quarter ended September 30, 2007, resulting in overall non-cash contribution of approximately $206,000. Such contribution flows through minority interest as a result of the write-off of the partners' deficit basis in the property of approximately $194,000 and the $12,000 cash received from the sale.

On September 29, 2006, the property and the related assets and liabilities of Oxford Trace Apartments ("Oxford Trace") were sold to an unaffiliated third party purchaser for a sales price of $725,000. The Partnership received $49,279 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $676,000. The sale resulted in a gain of approximately $373,000 resulting from the write-off of the partners' deficit basis in the property of approximately $373,000 at the date of the sale which was recognized during the year ended March 31, 2007. A downward adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $366,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $494,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Oxford Trace.

On September 29, 2006, the property and the related assets and liabilities of Tivoli Place Apartments ("Tivoli Place") were sold to an unaffiliated third party purchaser for a sales price of $3,050,000. The Partnership received $1,338,631 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,711,000. The sale resulted in a gain of approximately $905,000 resulting from the write-off of the partners' deficit basis in the property of approximately $905,000 at the date of the sale which was recognized during the year ended March 31, 2007. A downward adjustment to the gain of approximately $6,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $899,000. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $62,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Tivoli Place.

On September 20, 2006, the property and the related assets and liabilities of Bennion Park Apartments ("Mulberry") were sold to an unaffiliated third party purchaser for a sales price of $4,900,000. The Partnership received $2,321,740 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $2,578,000. The sale resulted in a gain of approximately $2,183,000 resulting from the write-off of the partners' deficit basis in the property of approximately $2,183,000 at the date of the sale which was recognized during the year ended March 31, 2007. A downward adjustment to the gain of approximately $57,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $2,126,000. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $980,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Mulberry.

On September 20, 2006, the property and the related assets and liabilities of Twin Trees Apartments ("Twin Trees") were sold to an unaffiliated third party purchaser for a sales price of $2,300,000. The Partnership received $927,148 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,373,000. The sale resulted in a gain of approximately $904,000 resulting from the write-off of the partners' deficit basis in the property of approximately $904,000 at the date of the sale which was recognized during the year ended March 31, 2007. A downward adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $897,000. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $582,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Twin Trees.

On July 26, 2006, the property and the related assets and liabilities of Washington Brooklyn Limited Partnership ("Washington") were sold to an unaffiliated third party purchaser for a sales price of approximately $160,000 and the assumption of the related mortgage liabilities and the litigation discussed in Note 6. After the repayment of other liabilities and closing costs of approximately $60,000, the Partnership will receive an additional payment estimated to be approximately $100,000 to be paid at a later date upon the settlement of a foreclosure dispute (see Note 6). During the quarter ended June 30, 2006, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000. The sale resulted in a loss of approximately $384,000 resulting from the write-off of the partners' basis in the property of approximately $384,000 at the date of the sale which was recognized during the year ended March 31, 2007. An adjustment to the loss of approximately $5,000 was recorded during the quarter ended June 30, 2007, resulting in overall loss of approximately $379,000. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $30,000 as a result of the write-off of payables owed by Local Partnership. The sale resulted in the liquidation of Washington.

On June 26, 2006, the property and the related assets and liabilities of Hunters Chase Apartments ("Hunters Chase") were sold to an unaffiliated third party purchaser for a sales price of $2,730,000. The Partnership received $334,243 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,396,000. The sale resulted in a gain of approximately $1,192,000 resulting from the write-off of the partners' deficit basis in the property of approximately $1,192,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $72,000 was recorded during the quarter ended December 31, 2006, and an additional downward adjustment to the gain of approximately $32,000 was recorded during the quarter ended September 30, 2007,

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


resulting in overall gain of approximately $1,232,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,245,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Hunters Chase.

On June 26, 2006, the property and the related assets and liabilities of Wilshire Apartments ("Wilshire") were sold to an unaffiliated third party purchaser for a sales price of $1,700,000. The Partnership received $31,986 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,668,000. The sale resulted in a gain of approximately $680,000 resulting from the write-off of the partners' deficit basis in the property of approximately $680,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. A downward adjustment to the gain of approximately $161,000 was recorded during the quarter ended December 31, 2006, and an additional downward adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $512,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,179,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Wilshire.

On June 20, 2006, the property and the related assets and liabilities of Bethel Park Apartments ("Bethel Park") were sold to an unaffiliated third party purchaser for a sales price of $2,500,000. The Partnership received $620,674 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,879,000. The sale resulted in a gain of approximately $319,000 resulting from the write-off of the partners' deficit basis in the property of approximately $319,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $11,000 was recorded during the quarter ended March 31, 2007, and an additional downward adjustment to the gain of approximately $27,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $303,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $298,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Bethel Park.

On June 20, 2006, the property and the related assets and liabilities of Zebulon Park Apartments ("Zebulon") were sold to an unaffiliated third party purchaser for a sales price of $2,000,000. The Partnership received $420,305 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,580,000. The sale resulted in a gain of approximately $115,000 resulting from the write-off of the partners' deficit basis in the property of approximately $115,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. A downward adjustment to the gain of approximately $3,000 was recorded during the quarter ended December 31, 2006, and an additional downward adjustment to the gain of approximately $45,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $67,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $264,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Zebulon.

On June 5, 2006, the property and the related assets and liabilities of Northwood Apartments of Georgia ("Northwood") were sold to an unaffiliated third party purchaser for a sales price of $6,050,000. The Partnership received $3,197,019 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $2,853,000. The sale resulted in a gain of approximately $2,367,000 resulting from the write-off of the partners' basis in the property of approximately $2,367,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $81,000 was recorded during the quarter ended March 31, 2007, and an additional downward adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $2,441,000. The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $868,000 as a result of the write-off of receivables owed to the Local Partnership. The sale resulted in the liquidation of Northwood.

On March 31, 2006, the Partnership"s limited partnership interest in Davidson Court Limited Partnership ("Davidson Court") was sold to an affiliate of the general partner of the Local Partnership (the "Local General Partner") for a sales price of $1,100,000. The Partnership received proceeds of $1,066,715 from this sale after the payment of closing costs of approximately $33,000 from the sales price. Because Davidson Court was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $68,000 which was recorded during the quarter ended September 30, 2006. Such contribution flows through minority interest as a result of the write-off of the partners' basis in the property of approximately $999,000 and the $1,066,715 cash received from the sale.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


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


Note 4 - Assets Held for Sale

On May 18, 2007, Victoria Manor Associates ("Victoria Manor") entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $6,475,000. The sales documents have been executed and the initial deposit funds are being held in escrow. As of June 30, 2007, Victoria Manor had property and equipment, at cost, of approximately $5,940,000, accumulated depreciation of approximately $2,933,000 and mortgage debt of approximately $1,907,000.
Subsequently, on October 24, 2007, the property and the related assets and liabilities of Victoria Manor were sold (see Note 7).


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were under contract to be sold and, therefore, classified as assets held for sale. As of September 30, 2007, Victoria Manor was classified as discontinued operations on the condensed consolidated financial statements. On March 31, 2007, there were no Local Partnerships classified as discontinued operations in the consolidated balance sheets. The amounts shown below, as of March 31, 2007, represent residual cash and accounts payable balances as of the balance sheet date from the sale of Washington, which subsequently were paid.

Consolidated Balance Sheets of Discontinued Operations:

                                                      September 30,     March 31,
                                                           2007            2007
                                                      -------------   -------------
Assets
  Property and equipment, net of accumulated
    depreciation of $2,966,956 and $0, respectively   $   3,006,843   $           0
  Cash and cash equivalents                                 166,488           1,704
  Cash held in escrow                                       178,934               0
  Other assets                                               49,131               0
                                                      -------------   -------------
Total assets                                          $   3,401,396   $       1,704
                                                      =============   =============

Liabilities
  Mortgage notes payable                              $   1,907,036   $           0
  Accounts payable and other liabilities                     34,728           7,113
  Due to local general partners and affiliates                1,751               0
  Due to general partners and affiliates                      2,500               0
  Minority interest                                         419,439               0
                                                      -------------   -------------
Total liabilities                                     $   2,365,454   $       7,113
                                                      =============   =============


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2007, Magnolia Mews and Cooper Street, which were sold during the six months ended September 30, 2007, and Victoria Manor, which was classified as an asset held for sale, were classified as discontinued operations on the condensed consolidated statements of operations. For the three and six months ended September 30, 2006, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees and Washington, which were sold during the six months ended September 30, 2006, Eagle Ridge, Lauderdale Lakes and Manhattan B, which were classified as assets held for sale, Abraham Lincoln and Harmony Gates, which were sold during the year ended March 31, 2007, and Cooper Street, Magnolia Mews and Victoria Manor, in order to present comparable results for the three and six months ended September 30, 2007, were all classified as discontinued operations on the condensed consolidated statements of operations.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


Condensed Consolidated Statements of Discontinued Operations:

                                                                 Three Months Ended          Six Months Ended
                                                                    September 30,              September 30,
                                                              ------------------------   ------------------------
                                                                 2007          2006*        2007          2006*
                                                              ----------    ----------   ----------    ----------
Revenues

Rental income                                                 $  404,195    $2,079,967   $  750,170    $4,606,723
Other                                                             16,068        87,351       21,716       178,801
(Loss) gain on sale of property                                 (197,159)    4,673,340     (172,895)    4,589,685
                                                              ----------    ----------   ----------    ----------
Total revenues                                                   223,104     6,840,658      598,991     9,375,209
                                                              ----------    ----------   ----------    ----------

Expenses

General and administrative                                       104,763       632,870      155,883     1,176,263
General and administrative-related parties (Note 2)               30,068       121,276       59,314       256,629
Repairs and maintenance                                           48,189       462,408      102,575       863,683
Operating and other                                               33,532       190,866       83,688       475,339
Real estate taxes                                                  9,605       123,628       24,237       300,867
Insurance                                                         19,588       111,725       36,304       216,501
Interest                                                          49,246       543,643       84,567     1,132,066
Depreciation and amortization                                     89,253       304,796      197,028       922,095
Loss on impairment of fixed assets                                     0             0            0       400,000
                                                              ----------    ----------   ----------    ----------

Total expenses                                                   384,244     2,491,212      743,596     5,743,443
                                                              ----------    ----------   ----------    ----------

(Loss) income before minority interest                          (161,140)    4,349,446     (144,605)    3,631,766
Minority interest in (income) loss of subsidiaries from
  discontinued operations                                        (61,929)    1,985,141       90,986     1,284,890
                                                              ----------    ----------   ----------    ----------
Net (loss) income from discontinued operations                $ (223,069)   $6,334,587   $  (53,619)   $4,916,656
                                                              ==========    ==========   ==========    ==========

Net (loss) income - limited partners from discontinued
  operations                                                  $ (220,838)   $6,271,241   $  (53,083)   $4,867,490
                                                              ==========    ==========   ==========    ==========

Number of BACs outstanding                                        72,896        72,896       72,896        72,896
                                                              ==========    ==========   ==========    ==========

Net (loss) income from discontinued operations per weighted
  average BAC                                                 $    (3.03)   $    86.03   $    (0.73)   $    66.77
                                                              ==========    ==========   ==========    ==========


Cash Flows from Discontinued Operations:

                                                                                          Six Months Ended
                                                                                             September 30,
                                                                                     ----------------------------
                                                                                            2007          2006*
                                                                                     ------------    ------------

Net cash used in discontinued operating activities                                   $   (200,568)   $    (39,029)
                                                                                     ------------    ------------

Net cash (used in) provided by discontinued investing activities                     $    (64,754)   $ 13,997,501
                                                                                     ------------    ------------

Net cash used in discontinued financing activities                                   $   (143,549)   $(10,001,966)
                                                                                     ------------    ------------


* Reclassified for comparative purposes.


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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


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

Other
-----

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of September 30, 2007, there were two Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


NOTE 7 - Subsequent Events

On October 24, 2007, Victoria Manor sold its property and the related assets and liabilities to an affiliate of the Local General Partner for a sales price of $6,475,000. The Partnership expects to receive proceeds of $3,960,000 from the sale. Because Victoria Manor was sold to a related party of the Local
Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $6,936,000. Such contribution flows through minority interest as a result of the write-off of the basis in the property of approximately $2,976,000 and the $3,960,000 cash to be received from the sale, which will be recognized on the Partnership's Quarterly Report on Form 10-Q for the quarter ending December 31, 2007. The sale resulted in the liquidation of Victoria Manor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in forty-two Local Partnerships. As of September 30, 2007, the Partnership's limited partnership interest in eleven Local Partnerships and the property and the related assets and liabilities of thirteen Local Partnerships have been sold. In addition, one Local Partnership entered into a purchase and sale agreement to sell its property and the related assets and liabilities (see Notes 4 and 7).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership disclosed in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2007.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal (other than sales proceeds and sales distributions), are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. During the six months ended September 30, 2007 and 2006, distributions from operations of the Local Partnerships amounted to approximately $67,000 and $54,000, respectively, which have been eliminated in consolidation. Additionally, during the six months ended September 30, 2007 and 2006, the Partnership received approximately $94,000 and $8,265,000, respectively, of proceeds and distributions from the sale of investments.

For the six months ended September 30, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $524,000 due to net cash used in operating activities of approximately $341,000, acquisition of property and equipment of approximately $174,000, repayments of mortgage notes of approximately $115,000, costs paid relating to sale of property of approximately $12,000 and a decrease in the capitalization of consolidated subsidiaries attributable to minority interests of approximately $4,000. Such outflows exceeded proceeds from sale of investment of approximately $122,000. Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization of approximately $749,000 and loss on sale of properties of approximately $173,000.

Total expenses for the three and six months ended September 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $870,589, $943,745, $1,698,505 and $1,688,321, respectively.

As of September 30, 2007 and March 31, 2007, accounts payable and other liabilities totaled $916,423 and $1,350,713, which are comprised of the following amounts:

                                               September 30,     March 31,
                                                    2007            2007
                                               -------------   -------------
Accounts payable                               $     400,843   $     534,287
Accrued interest payable                             340,625         579,535
Security deposits payable                            174,955         236,891
                                               -------------   -------------
Total accounts payable and other liabilities   $     916,423   $   1,350,713
                                               =============   =============


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

A working capital reserve of approximately $4,600,000, exclusive of Local Partnerships' working capital, remained unused at September 30, 2007. It is used to pay operating expenses of the Partnership, including partnership management fees payable to the General Partners and advances to Local Partnerships if warranted.

Long-Term
---------

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $2,987,000 and $2,983,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively.

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

Discontinued Operations
-----------------------

The Partnership is currently in the process of disposing of its investments. The disposals meet the criteria established for recognition as a discontinued operation under SFAS No. 144. SFAS No. 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. See Note 3 to the condensed consolidated financial statements for a discussion of the sale of properties. As of September 30, 2007, there was one asset held for sale. See Note 4 for a discussion of assets held for sale.

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

During the six months ended September 30, 2007, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value. Through September 30, 2007, the Partnership has recorded approximately $5,726,000 as a loss on impairment of assets or reduction to estimated fair value.

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

Results of Operations
---------------------

Three and Six months ended September 30, 2007 as compared to the same periods in
--------------------------------------------------------------------------------
2006
----

The results of operations for the three and six months ended September 30, 2007 and 2006, as discussed below, continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest, excluding the results of its discontinued operations (see Item 1, Note
5).

Rental income increased approximately 15% and 9% for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to the receipt of rental insurance payments for rental losses caused by Hurricane Katrina at one Local Partnership and increases in rental rates and decreases in vacancies at two additional Local Partnerships.

Other income increased by approximately $18,000 and $72,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in interest income earned at the Partnership level due to higher cash balances available for investment resulting from the sale of properties and increases in tenant charges at one Local Partnership.

Total expenses, excluding general and administrative, general and administrative-related parties, insurance and repairs and maintenance, remained fairly consistent with increases of approximately 5% and 1% for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006.

General and administrative expenses decreased approximately $54,000 and $31,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to a decrease in legal fees relating to sales activity and the Washington litigation (see Item 1, Note 6) and a decrease in accounting fees related to the Public Company Accounting Oversight Board requirements at the Partnership level.

General and administrative-related parties expenses decreased approximately $106,000 and $291,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to a decrease in partnership management fees and expense reimbursement charges at the Partnership level resulting from the sale of properties incurred during the previous year, offset by an increase in other professional expense at one Local Partnership.

Insurance expenses increased approximately $9,000 for both the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to underaccruals in 2006 at two Local Partnerships and rate increases at several other Local Partnerships, partially offset by a decrease in premiums at one Local Partnership.

Repairs and maintenance expenses decreased approximately $39,000 for the three months ended September 30, 2007 as compared to the corresponding period in 2006, primarily due to the timing of invoices received from vendors at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 13.50% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments. There are no material changes to such disclosure or amounts as of September 30, 2007.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - See Item I. Financial Statements - Note 6

Item 1A. Risk Factors - No changes

Item 2.  Unregistered Sales of Equity and Use of Proceeds - None

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


                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                                By:  RELATED FREEDOM ASSOCIATES L.P.
                                     a general partner


                                     By:  RELATED FREEDOM ASSOCIATES INC.,
                                          a general partner



Date: November 13, 2007
      -----------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer



Date: November 13, 2007
      -----------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer



                                     By:  FREEDOM GP INC.
                                          a general partner



Date: November 13, 2007
      -----------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer



Date: November 13, 2007
      -----------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007 of Freedom Tax Credit Plus L.P.;

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



         Date:  November 13, 2007
                -----------------

                                                    By:  /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J Weil, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007 of Freedom Tax Credit Plus L.P.;

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



         Date:  November 13, 2007
                ------------------

                                                    By:  /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Freedom Tax Credit Plus L.P. on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     November 13, 2007                                   November 13, 2007