Form 10-Q
period 2007-12-31
FREEDOM TAX CREDIT PLUS LP
filed 2008-02-08
CIK 854926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2007


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24652

                          FREEDOM TAX CREDIT PLUS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                     Delaware                                     13-3533987
------------------------------------------------            --------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                              Identification No.)

     625 Madison Avenue, New York, New York                        10022
------------------------------------------------            --------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31,      March 31,
                                                                           2007            2007
                                                                       ------------    ------------
                                                                        (Unaudited)      (Audited)
ASSETS

Operating assets
  Property and equipment - (at cost, net of accumulated depreciation
    of $6,918,947 and $23,820,319, respectively)                       $  7,343,708    $ 24,877,432
  Cash and cash equivalents                                               9,196,877       5,899,857
  Cash held in escrow                                                       857,640       2,869,341
  Deferred costs (net of accumulated amortization of $164,333 and
    $204,969, respectively)                                                 194,079         243,958
  Due from local general partners and affiliates                            284,282               0
  Other assets                                                              108,619         852,070
                                                                       ------------    ------------

Total operating assets                                                   17,985,205      34,742,658
                                                                       ------------    ------------

Assets related to discontinued operations (Note 4)
  Property and equipment held for sale (net of accumulated
    depreciation of $5,471,750 and $0, respectively)                      7,527,207               0
  Other assets related to discontinued operations                         1,443,560           1,704
                                                                       ------------    ------------
Total assets related to discontinued operations                           8,970,767           1,704
                                                                       ------------    ------------

Total assets                                                           $ 26,955,972    $ 34,744,362
                                                                       ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating liabilities
  Mortgage notes payable                                               $  7,678,133    $ 25,276,141
  Accounts payable and other liabilities                                    304,302       1,350,713
  Due to local general partners and affiliates                              129,932       1,078,112
  Due to general partners and affiliates (Note 2)                         3,117,740       3,229,196
                                                                       ------------    ------------

Total operating liabilities                                              11,230,107      30,934,162
                                                                       ------------    ------------

Liabilities related to discontinued operations (Note 5)
  Mortgage notes payable                                                  8,988,672               0
  Liabilities related to discontinued operations including
    minority interest                                                       (85,263)          7,113
                                                                       ------------    ------------
Total liabilities related to discontinued operations                      8,903,409           7,113
                                                                       ------------    ------------

Total liabilities                                                        20,133,516      30,941,275
                                                                       ------------    ------------

Minority interests                                                          675,071         672,373
                                                                       ------------    ------------

Commitments and contingencies (Note 6)

Partners' capital (deficit):
  Limited partners - 72,896 BACs issued and outstanding                   2,560,280        (386,432)
  General partners                                                        3,587,105       3,517,146
                                                                       ------------    ------------

Total partners' capital (deficit)                                         6,147,385       3,130,714
                                                                       ------------    ------------

Total liabilities and partners' capital (deficit)                      $ 26,955,972    $ 34,744,362
                                                                       ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended               Nine Months Ended
                                                           December 31,                    December 31,
                                                   ----------------------------    ----------------------------
                                                       2007            2006*           2007            2006*
                                                   ------------    ------------    ------------    ------------
Operations:

Revenues
Rental income                                      $    596,042    $    564,456    $  1,779,988    $  1,695,220
Other                                                   121,669         157,011         345,183         311,624
                                                   ------------    ------------    ------------    ------------
Total revenues                                          717,711         721,467       2,125,171       2,006,844
                                                   ------------    ------------    ------------    ------------

Expenses
General and administrative                              190,845         201,445         620,569         667,469
General and administrative-related parties
  (Note 2)                                              156,913         234,838         381,797         751,282
Repairs and maintenance                                 141,058         155,378         446,776         415,813
Operating and other                                      72,516          84,101         212,161         230,414
Real estate taxes                                        45,569          38,783         119,426         112,711
Insurance                                                40,808          32,465         105,106         104,660
Interest                                                128,439         134,038         386,567         385,471
Depreciation and amortization                           103,121         110,742         328,548         333,061
                                                   ------------    ------------    ------------    ------------
Total expenses                                          879,269         991,790       2,600,950       3,000,881
                                                   ------------    ------------    ------------    ------------

Loss before minority interest and discontinued
  operations                                           (161,558)       (270,323)       (475,779)       (994,037)

Minority interest in loss of subsidiaries from
  operations                                                173           1,217           1,359           3,074
                                                   ------------    ------------    ------------    ------------

Loss from continuing operations                        (161,385)       (269,106)       (474,420)       (990,963)

Discontinued operations:
Income from discontinued operations (including
  minority interest and gain (loss) on sale of
  properties) (Note 5)                                3,749,900       5,804,790       3,450,897      10,372,469
                                                   ------------    ------------    ------------    ------------
Net income                                         $  3,588,515    $  5,535,684    $  2,976,477    $  9,381,506
                                                   ============    ============    ============    ============

Loss from continuing operations - limited
  partners                                         $   (159,771)   $   (266,415)   $   (469,676)   $   (981,053)
Income from discontinued operations (including
  minority interest and gain (loss) on sale of
  properties) - limited partners                      3,712,401       5,746,742       3,416,388      10,268,744
                                                   ------------    ------------    ------------    ------------
Net income - limited partners                      $  3,552,630    $  5,480,327    $  2,946,712    $  9,287,691
                                                   ============    ============    ============    ============

Number of BACs outstanding                               72,896          72,896          72,896          72,896
                                                   ============    ============    ============    ============

Loss from continuing operations per weighted
  average BAC                                      $      (2.20)   $      (3.66)   $      (6.45)   $     (13.46)
Income from discontinued operations per weighted
  average BAC                                             50.93           78.84           46.87          140.87
                                                   ------------    ------------    ------------    ------------

Net income per weighted average BAC                $      48.73    $      75.18    $      40.42    $     127.41
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                         IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                    Limited        General
                                                       Total        Partners       Partners
                                                    -----------   -----------    -----------
Partners' capital (deficit) - April 1, 2007         $ 3,130,714   $  (386,432)   $ 3,517,146

Net income                                            2,976,477     2,946,712         29,765

Forgiveness of related party debt (Notes 2 and 3)        40,194             -         40,194
                                                    -----------   -----------    -----------

Partners' capital (deficit) - December 31, 2007     $ 6,147,385   $ 2,560,280    $ 3,587,105
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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                  December 31,
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
Cash flows from operating activities:

Net income                                                                $  2,976,477    $  9,381,506

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Loss (gain) on sale of properties                                           172,895      (8,909,564)
   Loss on impairment of fixed assets                                                0       1,700,000
   Depreciation and amortization                                             1,015,908       2,032,631
   Minority interest in loss of subsidiaries                                (3,880,849)     (4,643,976)
   (Increase) decrease in cash held in escrow                                 (200,077)         85,736
   Decrease (increase) in other assets                                         357,439        (552,788)
   (Decrease) increase in accounts payable and other liabilities              (422,348)      1,118,575
   Decrease in due to general partners and affiliates                          (17,301)     (2,016,228)
   Increase in due to local general partners and affiliates                      4,383         209,597
   Increase (decrease) in due to local general partners and affiliates              82        (171,817)
                                                                          ------------    ------------

Net cash provided by (used in) operating activities                              6,609      (1,766,328)
                                                                          ------------    ------------

Cash flows from investing activities:

   Proceeds from sale of investments                                         6,741,767      26,115,000
   Costs paid relating to sale of properties                                  (297,349)     (2,085,847)
   Acquisition of property and equipment                                      (174,522)       (436,324)
                                                                          ------------    ------------

Net cash provided by investing activities                                    6,269,896      23,592,829
                                                                          ------------    ------------

Cash flows from financing activities:

   Repayments of mortgage notes                                             (2,042,897)    (15,218,006)
   Decrease in capitalization of consolidated subsidiaries attributable
     to minority interest                                                     (625,025)     (1,279,636)
                                                                          ------------    ------------

Net cash used in financing activities                                       (2,667,922)    (16,497,642)
                                                                          ------------    ------------

Net increase in cash and cash equivalents                                    3,608,583       5,328,859

Cash and cash equivalents at beginning of period                             5,901,561       4,672,266
                                                                          ------------    ------------

Cash and cash equivalents at end of period**                              $  9,510,144    $ 10,001,125
                                                                          ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during period for interest                                   $  1,423,947    $  3,048,866
                                                                          ============    ============

Summarized below are the components of the loss (gain) on sale of properties:

   Proceeds from sale of investment - net                                 $ (6,444,418)   $ 23,947,248
   Decrease in property and equipment, net of accumulated depreciation       9,175,941     (24,029,153)
   Increase in capital contribution - General Partner                           40,194          30,400
   Decrease in cash held in escrow                                           1,154,502         805,701
   Decrease in rents receivable                                                265,690         115,228
   Decrease in other assets                                                     47,305         549,758
   Decrease in mortgage notes payable                                       (6,566,439)     (5,883,250)
   Decrease in accounts payable and other liabilities                         (335,320)     (3,622,473)
   Decrease in due to general partners and affiliates                          (82,694)       (102,119)
   Decrease in due to local general partners and affiliate                  (1,225,094)       (704,926)
   Decrease in deferred costs                                                   39,070         186,691
   Increase (decrease) in capitalization of consolidated subsidiaries
     attributable to minority interest                                       4,104,158        (202,669)

See Note 5 for cash flows from discontinued operations.

** Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $313,267 and $152,739, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


Note 1 - General

The condensed consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. ("the Partnership") and twenty subsidiary partnerships ("subsidiaries", "subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of Related Freedom Associates L.P., a Delaware limited partnership and Freedom GP Inc., a Delaware corporation (each a "General Partner" and collectively, the "General Partners"), which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnership (each a "Local General Partner"), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships. As of December 31, 2007, the Partnership's limited partnership interest in thirteen Local Partnerships and the property and the related assets and liabilities of fourteen Local Partnerships were sold (see Note 3). In addition, the Partnership entered into agreements to sell its limited partnership interest in ten Local Partnerships (see Note 4).

For financial reporting purposes, the Partnership's third fiscal quarter ends on December 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The third quarter for all subsidiaries ends September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $3,785,000, $3,352,000, $3,881,000 and $4,644,000 for the three and nine months ended December 31, 2007 and 2006, respectively. These amounts include approximately $3,784,000, $3,350,000, $3,879,000 and $4,641,000, respectively, which were related to discontinued operations. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of December 31, 2007, its results of operations for the three and nine months ended December 31, 2007 and 2006 and its cash flows for the nine months ended December 31, 2007 and 2006. However, the operating results and cash flows for the nine months ended December 31, 2007 may not be indicative of the results for the entire year.

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

Recent Accounting Pronouncements
--------------------------------
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. This statement is effective for the Partnership's year ending March 31, 2009. The provisions of this statement are not expected to have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. This statement is effective for the Partnership's year ending March 31, 2009. The provisions of this statement are not expected to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries. The effective date for this provision is for fiscal year ends beginning after December 15, 2008. The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


Note 2 - Related Party Transactions

The costs incurred to related parties from operations for the three and nine months ended December 31, 2007 and 2006 were as follows:

                                                         Three Months Ended     Nine Months Ended
                                                             December 31,          December 31,
                                                         -------------------   -------------------
                                                           2007       2006*      2007       2006*
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $ 86,750   $163,875   $138,839   $491,625
Expense reimbursement (b)                                  22,042     37,303     96,818    130,201
Local administrative fee (c)                                1,375      1,500      4,125      4,500
                                                         --------   --------   --------   --------

Total general and administrative-General Partners         110,167    202,678    239,782    626,326
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)            46,746     32,160    142,015    124,956
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $156,913   $234,838   $381,797   $751,282
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.


The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2007 and 2006 were as follows:

                                                         Three Months Ended     Nine Months Ended
                                                             December 31,          December 31,
                                                         -------------------   -------------------
                                                           2007       2006*      2007       2006*
                                                         --------   --------   --------   --------
Local administrative fee (c)                             $  8,922   $ 10,375   $ 26,765   $ 31,125
                                                         --------   --------   --------   --------
Total general and administrative-General Partners           8,922     10,375     26,765     31,125

Property management fees incurred to affiliates of
  the Local General Partners (d)                           37,201    106,569    143,392    407,057
                                                         --------   --------   --------   --------

Total general and administrative-related parties         $ 46,123   $116,944   $170,157   $438,182
                                                         ========   ========   ========   ========

* Reclassified for comparative purposes.


(a) The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement and
Certificate of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership's investments. Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and Beneficial Assignment Certificates ("BACs") holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $3,034,000 and $2,948,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $92,712, $198,273, $311,533 and $630,189 for the three and nine months ended
December 31, 2007 and 2006, respectively. Of these fees, $83,947, $138,729, $285,407 and $532,013 were incurred to affiliates of the subsidiary partnerships, which include $37,201, $106,569, $143,392 and $407,057, respectively, of fees relating to discontinued operations.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


Other
-----

As further discussed in Note 3, the Middletown Associates ("Wilson Street") sale resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $40,000 as a result of the write-off of payables owed by the Local Partnership.


Note 3 - Sale of Properties

The Partnership is currently in the process of disposing of its investments. As of December 31, 2007, the Partnership's limited partnership interest in thirteen Local Partnerships and the property and the related assets and liabilities of fourteen Local Partnerships have been sold. In addition, the Partnership has entered into agreements to sell its limited partnership interest in ten Local Partnerships (see Note 4). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On December 27, 2007, the Partnership's limited partnership interest in Wilson Street was sold to an affiliate of the Local General Partner for a sales price of $20,000. The Partnership received proceeds of $20,000. Because Wilson Street was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $53,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $33,000 and the $20,000 cash received from the sale. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $40,000 as a result of the write-off of payables owed by the Local Partnership.

On November 16, 2007, the Partnership's limited partnership interest in Grand Vendome Associates Limited Partnership ("Vendome") was sold to an affiliate of the Local General Partner for a sales price of $125,000. The Partnership received proceeds of $125,000. Because Vendome was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,271,000. Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $1,146,000 and the $125,000 cash received from the sale.

On October 24, 2007, the property and the related assets and liabilities of Victoria Manor Associates ("Victoria Manor") were sold to an affiliate of the Local General Partner for a sale price of $6,475,000. The Partnership received proceeds of $3,660,000 from this sale after the repayment of mortgages, other liabilities, closing costs and distribution to minority interest of approximately $2,815,000. Because Victoria Manor was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $2,726,000. Such contribution flows through minority interest as a result of the write-off of the basis in the property.

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

On October 25, 2006, the property and the related assets and liabilities of C-H Development Group Associates, L.P. ("Manhattan B") were sold to an unaffiliated third party purchaser for a sales price of $2,100,000. The Partnership received $850,980 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,249,000. The sale resulted in a gain of approximately $842,000 resulting from a write-off of the partners' deficit basis in the property of approximately $842,000 at the date of the sale. The sale resulted in the liquidation of Manhattan B.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


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

On July 26, 2006, the property and the related assets and liabilities of Washington Brooklyn Limited Partnership ("Washington") were sold to an unaffiliated third party purchaser for a sales price of approximately $160,000 and the assumption of the related mortgage liabilities and certain litigation which was resolved in 2006. After the repayment of other liabilities and closing costs of approximately $60,000, the Partnership will receive an additional payment estimated to be approximately $100,000 to be paid at a later date. During the quarter ended June 30, 2006, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset" ("SFAS No. 144"), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000. The sale resulted in a loss of approximately $384,000 resulting from the write-off of the partners' basis in the property of approximately $384,000 at the date of the sale which was recognized during the year ended March 31, 2007. An adjustment to the loss of approximately $5,000 was recorded during the quarter ended June 30, 2007, resulting in overall loss of approximately $379,000. The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $30,000 as a result of the write-off of payables owed by Local Partnership. The sale resulted in the liquidation of Washington.

On June 26, 2006, the property and the related assets and liabilities of Hunters Chase Apartments ("Hunters Chase") were sold to an unaffiliated third party purchaser for a sales price of $2,730,000. The Partnership received $334,243 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,396,000. The sale resulted in a gain of approximately $1,192,000 resulting from the write-off of the partners' deficit basis in the property of approximately $1,192,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006. An adjustment to the gain of approximately $72,000 was recorded during the quarter ended December 31, 2006, and an additional downward adjustment to the gain of approximately $32,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $1,232,000. The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,245,000 as a result of the write-off of payables owed by the Local Partnership. The sale resulted in the liquidation of Hunters Chase.

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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


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

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


Note 4 - Assets Held for Sale

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Shadowood Apartments, Ltd ("Shadowood") to an affiliate of the Local General Partners for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2008. No assurance can be given that the sale will actually occur. As of September 30, 2007, Shadowood had property and equipment, at cost, of approximately $955,000, accumulated depreciation of approximately $391,000 and mortgage debt of approximately $724,000.

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Brookwood Associates, Ltd ("Brookwood") to an affiliate of the Local General Partners for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2008. No assurance can be given that the sale will actually occur. As of September 30, 2007, Brookwood had property and equipment, at cost, of approximately $1,689,000, accumulated depreciation of approximately $697,000 and mortgage debt of approximately $1,230,000.

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Hidden Valley Apartments, Ltd ("Hidden Valley") to an affiliate of the Local General Partners for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2008. No assurance can be given that the sale will actually occur. As of September 30, 2007, Hidden Valley had property and equipment, at cost, of approximately $1,862,000, accumulated depreciation of approximately $755,000 and mortgage debt of approximately $1,164,000.

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Heflin Hills Apartments, Ltd ("Heflin") to an affiliate of the Local General Partners for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2008. No assurance can be given that the sale will actually occur. As of September 30, 2007, Heflin Hills had property and equipment, at cost, of approximately $974,000, accumulated depreciation of approximately $401,000 and mortgage debt of approximately $722,000.

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in West Hill Square Apartments, Ltd ("West Hill") to an affiliate of the Local General Partners for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2008. No assurance can be given that the sale will actually occur. As of September 30, 2007, West Hill Square had property and equipment, at cost, of approximately $1,060,000, accumulated depreciation of approximately $419,000 and mortgage debt of approximately $747,000.

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Windsor Place, Ltd ("Windsor") to an affiliate of the Local General Partners for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2008. No assurance can be given that the sale will actually occur. As of September 30, 2007, Windsor Place had property and equipment, at cost, of approximately $1,016,000, accumulated depreciation of approximately $414,000 and mortgage debt of approximately $745,000.

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in New Augusta Associates, Ltd ("New Augusta") to an affiliate of the Local General Partners for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2008. No assurance can be given that the sale will actually occur. As of September 30, 2007, New Augusta had property and equipment, at cost, of approximately $1,093,000, accumulated depreciation of approximately $444,000 and mortgage debt of approximately $692,000.

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Elmwood Square Preservation, L.P. ("Elmwood") to an affiliate of the Local General Partners for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2008. No assurance can be given that the sale will actually occur. As of September 30, 2007, Elmwood Square had property and equipment, at cost, of approximately $978,000, accumulated depreciation of approximately $358,000 and mortgage debt of approximately $690,000.

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Brittany Associates, L.P. ("Brittany") to an affiliate of the Local General Partners for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2008. No assurance can be given that the sale will actually occur. As of September 30, 2007, Brittany had property and equipment, at cost, of approximately $942,000, accumulated depreciation of approximately $381,000 and mortgage debt of approximately $671,000.

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Pine Shadow, Ltd ("Pine Shadow") to an affiliate of the Local General Partners for a sales price of $1,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur by the end of 2008. No assurance can be given that the sale will actually occur. As of September 30, 2007, Pine Shadow had property and equipment, at cost, of approximately
$2,397,000, accumulated depreciation of approximately $1,178,000 and mortgage debt of approximately $1,605,000.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were under contract to be sold and, therefore, classified as assets held for sale. As of December 31, 2007, Victoria Manor, Vendome and Wilson Street, which were sold during the current year and Shadowood, Brookwood, Hidden Valley, Heflin, West Hill, Windsor, New Augusta, Elmwood, Brittany and Pine Shadow, which were classified as assets held for sale, were all classified as discontinued operations on the condensed consolidated financial statements. On March 31, 2007, there were no Local Partnerships classified as discontinued operations in the consolidated balance sheets. The amounts shown below, as of March 31, 2007, represent residual cash and accounts payable balances as of the balance sheet date from the sale of Washington, which subsequently were paid.

Consolidated Balance Sheets of Discontinued Operations:

                                                      December 31,    March 31,
                                                          2007          2007
                                                      -----------    -----------
Assets
  Property and equipment, net of accumulated
    depreciation of $5,471,750 and $0, respectively   $ 7,527,207    $         0
  Cash and cash equivalents                               313,267          1,704
  Cash held in escrow                                   1,057,276              0
  Other assets                                             73,017              0
                                                      -----------    -----------
Total assets                                          $ 8,970,767    $     1,704
                                                      ===========    ===========

Liabilities
  Mortgage notes payable                              $ 8,988,672    $         0
  Accounts payable and other liabilities                  295,857          7,113
  Due to local general partners and affiliates             11,833              0
  Due to general partners and affiliates                   11,461              0
  Minority interest                                      (404,414)             0
                                                      -----------    -----------
Total liabilities                                     $ 8,903,409    $     7,113
                                                      ===========    ===========


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2007, Magnolia Mews, Cooper Street, Victoria Manor, Vendome and Wilson Street, which were sold during the nine months ended December 31, 2007, and Heflin, Hidden Valley, Shadowood, Windsor, Brookwood, West Hill, Elmwood, New Augusta, Brittany and Pine Shadow, which were classified as assets held for sale, were all classified as discontinued operations on the condensed consolidated statements of operations. For the three and nine months ended December 31, 2006, Nelson Anderson, Ivanhoe, Davidson Court, Morris Avenue, Northwood, Bethel Park, Zebulon, Hunters Chase, Wilshire, Mulberry, Oxford Trace, Tivoli Place, Twin Trees and Washington, which were sold during the nine months ended December 31, 2006, Eagle Ridge, Lauderdale Lakes and Manhattan B, which were classified as assets held for sale, Abraham Lincoln and Harmony Gates, which were sold during the year ended March 31, 2007, and Cooper Street, Magnolia Mews, Victoria Manor, Heflin, Hidden Valley, Shadowood, Windsor, Brookwood, West Hill, Elmwood, New Augusta, Brittany and Pine Shadow, in order to present comparable results for the three and nine months ended December 31, 2007, were all classified as discontinued operations on the condensed consolidated statements of operations.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


Condensed Consolidated Statements of Discontinued Operations:

                                                                  Three Months Ended           Nine Months Ended
                                                                     December 31,                 December 31,
                                                              --------------------------   --------------------------
                                                                  2007          2006*          2007          2006*
                                                              -----------    -----------   -----------    -----------
Revenues

Rental income                                                 $   591,670    $ 2,044,352   $ 2,250,179    $ 7,448,269
Other                                                             140,518        191,461       419,199        624,278
Gain (loss) on sale of property                                         0      4,319,879      (172,895)     8,909,564
                                                              -----------    -----------   -----------    -----------
Total revenues                                                    732,188      6,555,692     2,496,483     16,982,111
                                                              -----------    -----------   -----------    -----------

Expenses

General and administrative                                         93,221        525,149       418,651      1,865,380
General and administrative-related parties (Note 2)                46,123        116,944       170,157        438,182
Repairs and maintenance                                           161,286        359,412       510,008      1,494,482
Operating and other                                                62,569        228,372       270,604        810,495
Real estate taxes                                                  36,305         30,872       129,014        398,936
Insurance                                                          27,705        119,160       140,760        395,750
Interest                                                          176,357        974,905       598,522      2,447,749
Depreciation and amortization                                     163,562        446,399       687,360      1,699,570
Loss on impairment of fixed assets                                      0      1,300,000             0      1,700,000
                                                              -----------    -----------   -----------    -----------

Total expenses                                                    767,128      4,101,213     2,925,076     11,250,544
                                                              -----------    -----------   -----------    -----------

(Loss) income before minority interest                            (34,940)     2,454,479      (428,593)     5,731,567
Minority interest in loss of subsidiaries from discontinued
  operations                                                    3,784,840      3,350,311     3,879,490      4,640,902
                                                              -----------    -----------   -----------    -----------
Net income from discontinued operations                       $ 3,749,900    $ 5,804,790   $ 3,450,897    $10,372,469
                                                              ===========    ===========   ===========    ===========

Net income - limited partners from discontinued operations    $ 3,712,401    $ 5,746,742   $ 3,416,388    $10,268,744
                                                              ===========    ===========   ===========    ===========

Number of BACs outstanding                                         72,896         72,896        72,896         72,896
                                                              ===========    ===========   ===========    ===========

Net income from discontinued operations per weighted
  average BAC                                                 $     50.93    $     78.84   $     46.87    $    140.87
                                                              ===========    ===========   ===========    ===========


Cash Flows from Discontinued Operations:

                                                                                               Nine Months Ended
                                                                                                  December 31,
                                                                                           ---------------------------
                                                                                              2007            2006*
                                                                                           -----------    ------------
Net cash (used in) provided by discontinued operating activities                           $  (293,886)   $  9,359,935
                                                                                           -----------    ------------

Net cash provided by discontinued investing activities                                     $ 6,269,747    $  9,710,200
                                                                                           -----------    ------------

Net cash used in discontinued financing activities                                         $(6,181,888)   $(20,358,656)
                                                                                           -----------    ------------


* Reclassified for comparative purposes.


Note 6 - Commitments and Contingencies

Pine Shadow, Ltd. ("Pine Shadow")
---------------------------------
During 2005, Pine Shadow suffered damages from flooding due to Hurricane Katrina. However, in 2006, Pine Shadow entered into an agreement with Rural Housing Services ("RHS") in which Pine Shadow is to receive funding to replace all damages to the property. The funds to be received will be a Second Soft Loan in the amount of $4,384,000 with an annual interest rate of 1%. Payments on the loan will be deferred for a 20 year period. In accordance with SFAS No. 144, the Partnership has determined that there is no impairment and the carrying amounts of the assets are recoverable, therefore, no adjustments are required. As of the filing date of this report, the funds have not yet been received. As of December 31, 2007, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Pine Shadow.

                          FREEDOM TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


Other
-----

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 40% of the properties are located in any single state (Alabama). There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners' equity contribution. As of December 31, 2007, there were two Local Partnerships subsidized by HUD. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may not be affected. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The current market conditions could affect the value of the Partnership's portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in forty-two Local Partnerships. As of December 31, 2007, the Partnership's limited partnership interest in thirteen Local Partnerships and the property and the related assets and liabilities of fourteen Local Partnerships have been sold. In addition, the Partnership has entered into agreements to sell its limited partnership interest in ten Local Partnerships (see Note 4).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership disclosed in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2007.

Short-Term
----------

The Partnership's primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds, although minimal (other than sales proceeds and sales distributions), are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. During the nine months ended December 31, 2007 and 2006, distributions from operations of the Local Partnerships amounted to approximately $68,000 and $54,000, respectively, which have been eliminated in consolidation. Additionally, during the nine months ended December 31, 2007 and 2006, the Partnership received approximately $3,899,000 and $10,133,000, respectively, of proceeds and distributions from the sale of investments.

For the nine months ended December 31, 2007, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $3,609,000 due to net cash provided by operating activities of approximately $7,000 and proceeds from sale of investments of approximately $6,742,000. Such inflows exceeded acquisition of property and equipment of approximately $175,000, repayments of mortgage notes of approximately $2,043,000, costs paid relating to sale of properties of approximately $297,000 and a decrease in the capitalization of consolidated subsidiaries attributable to minority interests of approximately $625,000. Included in the adjustments to reconcile the net income to net cash provided by operating activities is depreciation and amortization of approximately $1,016,000 and loss on sale of properties of approximately $173,000.

Total expenses for the three and nine months ended December 31, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $490,796, $512,172, $1,504,038 and $1,531,067, respectively.

As of December 31, 2007 and March 31, 2007, accounts payable and other liabilities totaled $304,302 and $1,350,713, respectively, which are comprised of the following amounts:

                                               December 31,     March 31,
                                                   2007           2007
                                               ------------   ------------
Accounts payable                               $    153,287   $    534,287
Accrued interest payable                             85,074        579,535
Security deposits payable                            65,941        236,891
                                               ------------   ------------
Total accounts payable and other liabilities   $    304,302   $  1,350,713
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

A working capital reserve of approximately $8,898,000, exclusive of Local Partnerships' working capital, remained unused at December 31, 2007. It is used to pay operating expenses of the Partnership, including partnership management fees payable to the General Partners and advances to Local Partnerships if warranted.

Long-Term
---------

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $3,034,000 and $2,983,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will, or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the Partnership's portfolio may not be affected. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The current market conditions could affect the value of the Partnership's portfolio.

The Partnership fully invested the proceeds of its offering in forty-two local partnerships, all of which have been held through the end of their respective Compliance Periods. As of December 31, 2002 all the Local Partnerships completed their tax credit periods and the Partnership had met its primary objective of generating Tax Credits for qualified BACs holders. Each Local Partnership complied with the Tax Credit requirements until the end of the Compliance Period and, therefore, did not suffer a recapture of the Tax Credits. The Compliance Periods with respect to the Properties have all ended as of December 31, 2007.

Discontinued Operations
-----------------------

The Partnership is currently in the process of disposing of its investments. The disposals meet the criteria established for recognition as a discontinued operation under SFAS No. 144. SFAS No. 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity. See Note 3 to the condensed consolidated financial statements for a discussion of the sale of properties. As of December 31, 2007, there were ten assets held for sale. See Note 4 for a discussion of assets held for sale.

Critical Accounting Policies and Estimates
------------------------------------------

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

During the nine months ended December 31, 2007, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value. Through December 31, 2007, the Partnership has recorded approximately $5,726,000 as a loss on impairment of assets or reduction to estimated fair value.

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

Results of Operations
---------------------

Three and nine months ended December 31, 2007 as compared to the same periods in
--------------------------------------------------------------------------------
2006
----

The results of operations for the three and nine months ended December 31, 2007 and 2006, as discussed below, continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest. This discussion excludes the results of its discontinued operations (see Item 1, Note 5).

Rental income increased approximately 6% and 5% for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in rental rates at the Local Partnerships.

Other income decreased approximately $35,000 and increased approximately $36,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006. These fluctuations resulted from the different amounts of cash available for investment due to the receipt of sales proceeds as well as the length of time such cash was invested at the Partnership level.

Total expenses, excluding general and administrative, general and administrative-related parties and operating, remained fairly consistent with a decrease of approximately 3% and an increase of approximately 3% for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006.

General and administrative-related parties expenses decreased approximately $78,000 and $369,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to a decrease in partnership management fees and expense reimbursement charges at the Partnership level resulting from the sale of properties incurred during the previous year.

Operating expenses decreased approximately $12,000 and $18,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to a decrease in electric, water and sewer costs at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 13.50% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. The Partnership does not have any other market sensitive instruments. There are no material changes to such disclosure or amounts as of December 31, 2007.

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


Item 1.  Legal Proceedings - None

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


                          FREEDOM TAX CREDIT PLUS L.P.
                          ----------------------------
                                  (Registrant)


                                By:  RELATED FREEDOM ASSOCIATES L.P.
                                     a general partner


                                     By:  RELATED FREEDOM ASSOCIATES INC.,
                                          a general partner



Date: February 8, 2008
      ----------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer



Date: February 8, 2008
      ----------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer



                                     By:  FREEDOM GP INC.
                                          a general partner



Date: February 8, 2008
      ----------------
                                          By: /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer



Date: February 8, 2008
      ----------------
                                          By: /s/ Andrew J. Weil
                                              ------------------
                                              Andrew J. Weil
                                              President, Chief Executive Officer