Form 10-K
period 2008-03-31
FREEDOM TAX CREDIT PLUS LP
filed 2008-07-10
CIK 854926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24652

FREEDOM TAX CREDIT PLUS L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3533987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Beneficial Assignment Certificates and Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [  ]  No  ☒

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2007 was $(992,000) based on Limited Partner equity (deficit) as of such date.

Registrant’s voting and non-voting common equity is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.           Business

General

Freedom Tax Credit Plus L.P. (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on August 28, 1989. The General Partners of the Partnership are Related Freedom Associates L.P., a Delaware limited partnership (the “Related General Partner”), and Freedom GP Inc., a Delaware corporation (the “Freedom General Partner” and together with the Related General Partner, the “General Partners”).  The general partner of the Related General Partner is Related Freedom Associates Inc., a Delaware corporation.  The ultimate parent of the General Partners is Centerline Holding Company (“Centerline”).

On February 9, 1990, the Partnership commenced a public offering (the “Offering”) of Beneficial Assignment Certificates (“BACs”) representing assignments of limited partnership interests in the Partnership (“Limited Partnership Interests”), pursuant to a prospectus dated February 9, 1990, as supplemented by supplements thereto, dated December 7, 1990, May 10, 1991, July 10, 1991 and July 23, 1991 (as so supplemented, the “Prospectus”).

The Partnership received $72,896,000 of the gross proceeds of the Offering from 4,780 investors, and the Offering was terminated on August 8, 1991. (See Item 8, “Financial Statements and Supplementary Data,” Note 1 of Notes to Consolidated Financial Statements.)

The Partnership was formed to invest as a limited partner in other limited partnerships (“Local Partnerships”), each of which owns one or more leveraged low-income multi-family residential complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, and some of which may also be eligible for the historic rehabilitation tax credit.  The Partnership’s investment in each Local Partnership represents 98% to 99% of the partnership interests in the Local Partnership.  The Partnership had originally acquired interests in forty-two Local Partnerships, and as of March 31, 2008, approximately $58,000,000 of the net proceeds of the Offering has been invested in such Local Partnerships, representing all of the Partnership’s net proceeds available for investment.  Subsequent to March 31, 2008 and as of the date of this filing, there have been no additional investments, nor are any other investments expected. See Item 2, “Properties,” below.

The Partnership is currently in the process of disposing all of its investments.  During the fiscal year ended March 31, 2008, the properties and the related assets and liabilities of one Local Partnership and the Partnership’s limited partnership interest in fifteen Local Partnerships were sold, and the Partnership has entered into an agreement to sell its limited partnership interest in one additional Local Partnership.  Through the year ended March 31, 2008 the Partnership has disposed of thirty- eight of its forty-two original investments.  All gains and losses on sales are included in discontinued operations.

The investment objectives of the Partnership are described below.

1. Entitle qualified BACs holders to Tax Credits over the Credit Period (as defined below) with respect to each Apartment Complex.

2. Preserve and protect the Partnership’s capital.

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

One of the Partnership’s investment objectives is to entitle qualified BACs holders to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits (for each Investment Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the “Credit Period”).  Each of the Local Partnerships in which the Partnership has an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period, as each of the Local Partnership satisfied the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year compliance period (the “Compliance Period”).  Once a Local Partnership became eligible to recognize Tax Credits, it could have lost such eligibility and suffered an event of “recapture” if its Property failed to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

Tax Credits with respect to a given Apartment Complex were available for the Credit Period.  However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year was available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during the Compliance Period in order to remain qualified to receive the credits.

As of December 31, 2002, all the Local Partnerships had completed their Credit Periods, and as of December 31, 2007, all the Local Partnerships had completed their Compliance Periods.  The Partnership has met its primary objective of generating Tax Credits for qualified BACs holders.

The Partnership continues to meet its investment objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocating passive losses to corporate BACs holders to offset business income.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  Through March 31, 2008, the Partnership has recorded approximately $5,726,000 as a loss on impairment of assets or reduction to estimated fair value.

Cash distributions received from the Local Partnerships from operations have been relatively immaterial. Management does not expect that the distributions received from the Local Partnerships from operations will be sufficient to permit cash distributions to BACs holders. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds.  The Partnership does not anticipate being able to make distributions to return to BACs holders their original capital contributions and, therefore, there can be no assurance that the Partnership will achieve this investment objective.  During the year ended March 31, 2008, distributions from sales proceeds were made to the BACs holders of approximately $5,669,000 and to the General Partners of approximately $57,000.  Through the year ended March 31, 2008, cumulative distributions from sales proceeds were made to BACs holders of approximately $12,594,000 and to the General Partners of approximately $127,000.

Sale of Properties

The Partnership is currently in the process of disposing of its investments.  During the fiscal year ended March 31, 2008, the properties and the related assets and liabilities of one Local Partnership and the Partnership’s limited partnership interest in fifteen Local Partnerships were sold, and the Partnership has entered into an agreement to sell its limited partnership interest in one additional Local Partnership.  Through the year ended March 31, 2008, the Partnership has disposed of thirty- eight of its forty-two original investments.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On February 28, 2008, the Partnership’s limited partnership interest in Ogontz Hall Investors, L.P. (“Ogontz Hall”) was sold to an affiliate of the Local General Partner for a sales price of $15,000.  The Partnership received proceeds of $15,000.  Because Ogontz Hall was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $508,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $493,000 and the $15,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Brittany Associates, L.P. (“Brittany”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Brittany Manor was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $25,000 at the date of sale.  Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $26,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Brookwood Associates, Ltd. (“Brookwood”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Brookwood Apartments was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $152,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $151,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Elmwood Associates, L.P. (“Elmwood”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Elmwood Square was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $73,000 at the date of sale.  Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $74,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Heflin Hills Apartments, L.P. (“Heflin Hills”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Heflin Hills was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $33,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $32,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Hidden Valley Apartments, Ltd. (“Hidden Valley”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Hidden Valley was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $128,000 at the date of sale.  Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $129,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in New Augusta Associates, Ltd. (“New Augusta”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because New Augusta was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $45,000 at the date of sale.  Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $46,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Shadowood Apartments, Ltd. (“Shadowood”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Shadowood was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $6,000 at the date of sale.  Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $7,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in West Hill Square Apartments, Ltd. (“West Hill Square”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because West Hill Square was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $6,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $5,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Windsor Place, Ltd. (“Windsor”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Windsor Place was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $28,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $27,000 and the $1,000 cash received from the sale.

On December 27, 2007, the Partnership’s limited partnership interest in Middletown Associates (“Wilson Street”) was sold to an affiliate of the Local General Partner for a sales price of $20,000.  Because Wilson Street was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $53,000 at the date of sale.  A downward adjustment to the non-cash contribution of $2,000 was recorded during the quarter ended March 31, 2008, resulting in an overall non-cash contribution of $51,000.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $33,000 and $20,000 cash received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $23,000 as a result of the write-off of payables owed by the Local Partnership.

On December 10, 2007, the Partnership’s limited partnership interest in Pecan Creek Limited Partnership (“Pecan Creek”) was sold to an affiliate of the Local General Partner for a sales price of $25,000.  The Partnership received proceeds of $25,000.  Because Pecan Creek was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $99,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $74,000 and the $25,000 received from the sale.

On November 16, 2007, the Partnership’s limited partnership interest in Grand Vendome Associates Limited Partnership (“Vendome”) was sold to an affiliate of the Local General Partner for a sales price of $125,000.  The Partnership received proceeds of $125,000.  Because Vendome was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,271,000 at the date of sale.  An adjustment to the non-cash contribution of $106,000 was recorded during the quarter ended March 31, 2008, resulting in an overall non-cash contribution of $1,377,000.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $1,252,000 and the $125,000 cash received from the sale.

On October 24, 2007, the property and the related assets and liabilities of Victoria Manor Associates (“Victoria Manor”) were sold to an affiliate of the Local General Partner for a sale price of $6,475,000.  The Partnership received proceeds of $3,660,000 from this sale after the repayment of mortgages, other liabilities, closing costs and distribution to minority interest of approximately $2,818,000.  Because Victoria Manor was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $2,726,000 at the date of sale.  An adjustment to the non-cash contribution of $744,000 was recorded during the quarter ended March 31, 2008, resulting in an overall non-cash contribution of $3,470,000.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property.

On September 11, 2007, the Partnership’s limited partnership interest in Magnolia Mews Limited Partnership (“Magnolia Mews”) was sold to the Local General Partner for a sales price of $82,500.  The Partnership received proceeds of $82,500 from this sale.  Because Magnolia Mews was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $153,000 at the date of the sale.  A downward adjustment to the non-cash distribution of $27,000 was recorded during the quarter ended March 31, 2008, resulting in an overall non-cash distribution of $126,000.  Such distribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $208,000 and the $82,500 cash received from the sale.

On May 3, 2007, the Partnership’s limited partnership interest in 220 Cooper Street Limited Partnership (“Cooper Street”) was sold to the Local General Partner for a sales price of $50,000.  The Partnership received net proceeds of approximately $12,000 from this sale.  Because Cooper Street was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $173,000 which was recognized during the quarter ended June 30, 2007.  An adjustment to the non-cash contribution of approximately $33,000 and a downward adjustment to the non-cash contribution of approximately $16,000 was recorded during the quarters ended September 30, 2007 and March 31, 2008, respectively, resulting in an overall non-cash contribution of approximately $190,000.  Such contribution flows through minority interest as a result of the write-off of the partners’ deficit basis in the property of approximately $178,000 and the $12,000 cash received from the sale.

On January 31, 2007, the property and the related assets and liabilities of Eagle Ridge Limited Partnership (“Eagle Ridge”) were sold to an unaffiliated third party purchaser for a sales price of $2,000,000.  The Partnership received $412,730 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,587,000.  The sale resulted in a gain of approximately $600,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $600,000 at the date of the sale.  The sale resulted in the liquidation of Eagle Ridge.

On January 10, 2007, the property and the related assets and liabilities of Lauderdale Lakes Associates, Ltd. (“Lauderdale Lakes”) were sold to an affiliate of the Local General Partner for a sales price of $5,900,000.  The Partnership received $790,773 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $5,109,000.  During the quarter ended December 31, 2006, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of approximately $1,106,000.  Because Lauderdale Lakes was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $329,000.  Such distribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $329,000.  The sale resulted in the liquidation of Lauderdale Lakes.

On January 1, 2007, the Partnership’s limited partnership interest in Harmony Associates, L.P. (“Harmony Gate”) was sold to the Local General Partner for a sales price of $1,409,990.  The Partnership received proceeds of $1,409,990 from the sale.  Because Harmony Gate was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,211,000.  Such contribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $199,000 and the $1,409,990 cash received from the sale.

On January 1, 2007, the Partnership’s limited partnership interest in Conifer Irondequoit Associates (“Abraham Lincoln”) was sold to the Local General Partner for a sales price of $1.  Because Abraham Lincoln was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $127,000.  Such contribution flows through minority interest as a result of the write-off of the partners’ deficit basis in the property of approximately $127,000 at the date of the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $20,000 as a result of the write-off of payables owed by the Local Partnership.  The sale resulted in the liquidation of Abraham Lincoln.

On October 25, 2006, the property and the related assets and liabilities of C-H Development Group Associates, L.P. (“Manhattan B”) were sold to an unaffiliated third party purchaser for a sales price of $2,100,000.  The Partnership received $850,980 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,249,000.  The sale resulted in a gain of approximately $842,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $842,000 at the date of the sale.  The sale resulted in the liquidation of Manhattan B.

On September 29, 2006, the property and the related assets and liabilities of Oxford Trace Apartments (“Oxford Trace”) were sold to an unaffiliated third party purchaser for a sales price of $725,000.  The Partnership received $49,279 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $676,000.  The sale resulted in a gain of approximately $373,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $373,000 at the date of the sale which was recognized during the year ended March 31, 2007.  A downward adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $366,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $494,000 as a result of the write-off of payables owed by the Local Partnership.  The sale resulted in the liquidation of Oxford Trace.

On September 29, 2006, the property and the related assets and liabilities of Tivoli Place Apartments (“Tivoli Place”) were sold to an unaffiliated third party purchaser for a sales price of $3,050,000.  The Partnership received $1,338,631 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,711,000.  The sale resulted in a gain of approximately $905,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $905,000 at the date of the sale which was recognized during the year ended March 31, 2007.  A downward adjustment to the gain of approximately $6,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $899,000.  The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $62,000 as a result of the write-off of receivables owed to the Local Partnership.  The sale resulted in the liquidation of Tivoli Place.

On September 20, 2006, the property and the related assets and liabilities of Bennion Park Apartments (“Mulberry”) were sold to an unaffiliated third party purchaser for a sales price of $4,900,000.  The Partnership received $2,321,740 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $2,578,000.  The sale resulted in a gain of approximately $2,183,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $2,183,000 at the date of the sale which was recognized during the year ended March 31, 2007.  A downward adjustment to the gain of approximately $57,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $2,126,000.  The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $980,000 as a result of the write-off of receivables owed to the Local Partnership.  The sale resulted in the liquidation of Mulberry.

On September 20, 2006, the property and the related assets and liabilities of Twin Trees Apartments (“Twin Trees”) were sold to an unaffiliated third party purchaser for a sales price of $2,300,000.  The Partnership received $927,148 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,373,000.  The sale resulted in a gain of approximately $904,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $904,000 at the date of the sale which was recognized during the year ended March 31, 2007.  A downward adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $897,000.  The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $582,000 as a result of the write-off of receivables owed to the Local Partnership.  The sale resulted in the liquidation of Twin Trees.

On July 26, 2006, the property and the related assets and liabilities of Washington Brooklyn Limited Partnership (“Washington”) were sold to an unaffiliated third party purchaser for a sales price of approximately $160,000 and the assumption of the related mortgage liabilities and certain litigation which was resolved in 2006.  After the repayment of other liabilities and closing costs of approximately $39,000, the Partnership received $120,874 on May 8, 2008.  During the quarter ended June 30, 2006, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (“SFAS No. 144”), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000.  The sale resulted in a loss of approximately $384,000 resulting from the write-off of the partners’ basis in the property of approximately $384,000 at the date of the sale which was recognized during the year ended March 31, 2007.  An adjustment to the loss of approximately $5,000 was recorded during the quarter ended June 30, 2007, resulting in overall loss of approximately $379,000.  The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $30,000 as a result of the write-off of payables owed by Local Partnership.  The sale resulted in the liquidation of Washington.

On June 26, 2006, the property and the related assets and liabilities of Hunters Chase Apartments (“Hunters Chase”) were sold to an unaffiliated third party purchaser for a sales price of $2,730,000.  The Partnership received $334,243 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,396,000.  The sale resulted in a gain of approximately $1,192,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $1,192,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006.  An adjustment to the gain of approximately $72,000 was recorded during the quarter ended December 31, 2006, and an additional downward adjustment to the gain of approximately $32,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $1,232,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,245,000 as a result of the write-off of payables owed by the Local Partnership.  The sale resulted in the liquidation of Hunters Chase.

On June 26, 2006, the property and the related assets and liabilities of Wilshire Apartments (“Wilshire”) were sold to an unaffiliated third party purchaser for a sales price of $1,700,000.  The Partnership received $31,986 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,668,000.  The sale resulted in a gain of approximately $680,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $680,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006.  A downward adjustment to the gain of approximately $161,000 was recorded during the quarter ended December 31, 2006, and an additional downward adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $512,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,179,000 as a result of the write-off of payables owed by the Local Partnership.   The sale resulted in the liquidation of Wilshire.

On June 20, 2006, the property and the related assets and liabilities of Bethel Park Apartments (“Bethel Park”) were sold to an unaffiliated third party purchaser for a sales price of $2,500,000.  The Partnership received $620,674 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,879,000.  The sale resulted in a gain of approximately $319,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $319,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006.  An adjustment to the gain of approximately $11,000 was recorded during the quarter ended March 31, 2007, and an additional downward adjustment to the gain of approximately $27,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $303,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $298,000 as a result of the write-off of payables owed by the Local Partnership.  The sale resulted in the liquidation of Bethel Park.

On June 20, 2006, the property and the related assets and liabilities of Zebulon Park Apartments (“Zebulon”) were sold to an unaffiliated third party purchaser for a sales price of $2,000,000.  The Partnership received $420,305 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,580,000.  The sale resulted in a gain of approximately $115,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $115,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006.  A downward adjustment to the gain of approximately $3,000 was recorded during the quarter ended December 31, 2006, and an additional downward adjustment to the gain of approximately $45,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $67,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $264,000 as a result of the write-off of payables owed by the Local Partnership.  The sale resulted in the liquidation of Zebulon.

On June 5, 2006, the property and the related assets and liabilities of Northwood Apartments of Georgia (“Northwood”) were sold to an unaffiliated third party purchaser for a sales price of $6,050,000.  The Partnership received $3,197,019 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $2,853,000.  The sale resulted in a gain of approximately $2,367,000 resulting from the write-off of the partners’ basis in the property of approximately $2,367,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006.  An adjustment to the gain of approximately $81,000 was recorded during the quarter ended March 31, 2007, and an additional downward adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $2,441,000.  The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $868,000 as a result of the write-off of receivables owed to the Local Partnership.  The sale resulted in the liquidation of Northwood.

On March 31, 2006, the Partnership’s limited partnership interest in Davidson Court Limited Partnership (“Davidson Court”) was sold to an affiliate of the general partner of the Local Partnership (the “Local General Partner”) for a sales price of $1,100,000.  The Partnership received proceeds of $1,066,715 from this sale after the payment of closing costs of approximately $33,000 from the sales price.  Because Davidson Court was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $68,000 which was recorded during the quarter ended September 30, 2006.  Such contribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $999,000 and the $1,066,715 cash received from the sale.

On March 31, 2006, the Partnership’s limited partnership interest in CLM Equities Limited Partnership (“Morris Avenue”) was sold to the Local General Partner and its affiliate for a sales price of $265,000.  The Partnership received proceeds of $264,990 from this sale.  Because Morris Avenue was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $424,000, which was recorded during the quarter ended June 30, 2006.  A downward adjustment of approximately $9,000 was recorded during the quarter ended December 31, 2006, resulting in overall non-cash distribution of approximately $415,000.  Such distribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $680,000 and the $264,990 cash received from the sale.

On February 1, 2006, the Partnership’s limited partnership interest in Ivanhoe Apartments Limited Partnership (“Ivanhoe”) was sold to the Local General Partner for a sales price of $150,000.  The Partnership received proceeds of $150,000 from this sale.  Because Ivanhoe was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $50,000, which was recorded during the quarter ended June 30, 2006.  An adjustment to the non-cash distribution of approximately $35,000 was recorded during the quarter ended March 31, 2007, resulting in overall non-cash distribution of approximately $85,000.  Such distribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $235,000 and the $150,000 cash received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $35,000 as a result of the write-off of payables owed by Local Partnership.

On January 19, 2006, the Partnership’s limited partnership interest in Nelson Anderson Affordable Housing Limited Partners (“Nelson Anderson”) was sold to the Local General Partner for a sales price of $490,000.  The Partnership received proceeds of $489,990 from this sale.  Because Nelson Anderson was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $196,000, which was recorded during the quarter ended June 30, 2006.  A downward adjustment to the non-cash distribution of approximately $1,000 was recorded during the quarter ended March 31, 2007, resulting in overall non-cash distribution of approximately $197,000.  Such distribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $687,000 and the $489,990 cash received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $28,000 as a result of the write-off of payables owed by Local Partnership.

Asset Held for Sale

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Pine Shadow, Ltd (“Pine Shadow”) to an affiliate of the Local General Partners for a sales price of $1,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The closing is expected to occur by the end of 2008.  No assurance can be given that the sale will actually occur.  As of December 31, 2007, Pine Shadow had property and equipment, at cost, of approximately $2,404,000, accumulated depreciation of approximately $1,192,000 and mortgage debt of approximately $1,610,000.

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

Employees
The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership’s Amended and Restated Agreement and Certificate of Limited Partnership (the “Partnership Agreement”).

Item 1A.  Risk Factors

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, and due to the fact that the Partnership is in the final stages of liquidating its portfolio, the portfolio is no longer geographically diverse.  There are also substantial risks associated with owning properties receiving government assistance; for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of March 31, 2008, there was one Local Partnership subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Item 1B.  Unresolved Staff Comments

None

Item 2.    Properties

The Partnership had originally invested in 42 Local Partnerships.  The Partnership holds a 98% to 99% limited partnership interest in each of its remaining Local Partnerships.  Set forth below is a schedule of these Local Partnerships including certain information concerning the Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15 (a) 2; Schedule III.
Local Partnership Schedule
Name of Location (Number of Units)		% of Units Occupied at May 1,
	Date Acquired	2008		2007		2006	2005	2004

Parkside Townhomes
York, PA (53)	September 1990	(a	)	(a	)	(a )	92%	98%

Twin Trees
Layton, UT (43)	October 1990	(c	)	(c	)	98%	93%	95%

Bennion (Mulberry)
Taylorsville, UT (80)	October 1990	(c	)	(c	)	95%	95%	93%

Hunters Chase
Madison, AL (91)	October 1990	(c	)	(c	)	90%	80%	80%

Wilshire Park
Huntsville, AL (65)	October 1990	(c	)	(c	)	95%	85%	91%

Bethel Park
Bethel, OH (84)	October 1990	(c	)	(c	)	94%	83%	96%

Zebulon Park
Owensville, OH (66)	October 1990	(c	)	(c	)	84%	86%	94%

Tivoli Place
Murphreesboro, TN (61)	October 1990	(c	)	(c	)	90%	95%	90%

Northwood (Hartwood)
Jacksonville, FL (110)	October 1990	(c	)	(c	)	91%	93%	97%

Oxford Trace
Aiken, SC (29)	October 1990	(c	)	(c	)	93%	90%	96%

Ivanhoe Apts.
Salt Lake City, UT (19)	January 1991	(a	)	(a	)	(a )	95%	100%

Washington Brooklyn
Brooklyn, NY (24)	January 1991	(c	)	(c	)	100%	100%	100%

Manhattan B (C.H. Development)
New York, NY (35)	January 1991	(c	)	(c	)	100%	100%	97%

Davidson Court
Staten Island, NY (38)	March 1991	(a	)	(a	)	(a )	100%	97%

Magnolia Mews
Philadelphia, PA (63)	March 1991	(e	)	90%		95%	97%	95%

Oaks Village
Whiteville, NC (40)	March 1991	(a	)	(a	)	(a )	100%	100%

Greenfield Village
Dunn, NC (40)	March 1991	(a	)	(a	)	(a )	98%	98%

Morris Avenue (CLM Equities)
Bronx, NY (58)	April 1991	(a	)	(a	)	(a )	100%	100%

Victoria Manor
Riverside, CA (112)	April 1991	(f	)	98%		99%	98%	100%

Local Partnership Schedule (continued)
Name of Location (Number of Units)		% of Units Occupied at May 1,
	Date Acquired	2008		2007	2006	2005	2004
Ogontz Hall
Philadelphia, PA (35)	April 1991	(e	)	97%	96%	97%	90%

Eagle Ridge
Stoughton, WI (54)	May 1991	(c	)	(c )	83%	83%	87%

Nelson Anderson
Bronx, NY (81)	June 1991	(a	)	(a )	(a )	93%	98%

Abraham Lincoln Apts.
Irondequoit, NY (69)	September 1991	(b	)	(b )	93%	88%	86%

Wilson Street Apts. (Middletown)
Middletown, PA (44)	September 1991	(e	)	86%	93%	89%	98%

Lauderdale Lakes
Lauderdale Lakes, FL (172)	October 1991	(c	)	(c )	99%	100%	99%

Flipper Temple
Atlanta, GA (163)	October 1991	98%		100%	99%	100%	100%

220 Cooper Street
Camden, NJ (29)	December 1991	(e	)	83%	93%	90%	100%

Pecan Creek
Tulsa, OK (47)	December 1991	(e	)	88%	92%	85%	96%

Vendome
Brooklyn, NY (24)	December 1991	(e	)	100%	100%	100%	100%

Rainer Villas
New Augusta, MS (20)	December 1991	(e	)	90%	75%	90%	100%

Pine Shadow Apts.
Waveland, MS (48)	December 1991	(d	)	(d )	(d )	100%	100%

Windsor Place
Wedowee, AL (24)	December 1991	(e	)	100%	100%	100%	100%

Brookwood Apts.
Foley, AL (38)	December 1991	(e	)	89%	92%	95%	84%

Heflin Hills Apts.
Heflin, AL (24)	December 1991	(e	)	100%	100%	100%	100%

Shadowood Apts.
Stevenson, AL (24)	December 1991	(e	)	96%	100%	96%	100%

Brittany Apts.
DeKalb, MS (25)	December 1991	(e	)	100%	100%	96%	100%

Hidden Valley Apts.
Brewton, AL (40)	December 1991	(e	)	100%	100%	100%	100%

Westbrook Square
Carthage, MS (32)	December 1991	94%		88%	78%	94%	97%

Royal Pines Apts. (Warsaw Elderly)
Warsaw, KY (36)	December 1991	100%		100%	100%	97%	100%

West Hill Square
Gordo, AL (24)	December 1991	(e	)	100%	100%	96%	100%

Local Partnership Schedule (continued)
Name of Location (Number of Units)		% of Units Occupied at May 1,
	Date Acquired	2008		2007	2006	2005	2004
Elmwood Manor
Picayune, MS (24)	December 1991	(e	)	100%	96%	100%	100%

Harmony Gate Apts.
Los Angeles, CA (70)	January 1992	(b	)	(b )	100%	93%	97%

(a)     The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2006 (see Note 9 in Item 8)
(b)     The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2007 (see Note 9 in Item 8).
(c)     The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2007 (see Note 9 in Item 8).
(d)     This property suffered damages from Hurricane Katrina (see Note 10 in Item 8).
(e)     The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2008 (see Note 9 in Item 8).
(f)      The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 9 in Item 8).

Three Local Partnerships’ assets balances are greater than 10% of the Partnership’s total assets balances, and excluding gain on sale of properties, one of the Local Partnerships’ revenue balance is greater than 10% of the Partnership’s total revenue balances.

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

The General Partners generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”). Under the terms of the Operating Deficit Guarantees, amounts funded are treated as operating loans, which do not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2008, all Operating Deficit Guarantees have expired.

Item 3.           Legal Proceedings

None.

Item 4.           Submission of Matters to a Vote of Stockholders

None.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2008, the Partnership had issued and has outstanding 72,896 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $72,896,000. All of the issued and outstanding Limited Partnership Interests have been issued to Freedom Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 72,896 BACs to the purchasers thereof for an aggregate purchase price of $72,896,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.  As of May 28, 2008, the Partnership has 3,987 registered holders of an aggregate of 72,896 BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in “publicly traded partnerships.”  Accordingly, the General Partners have imposed restrictions limiting the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. These restrictions should prevent a public trading market from developing that would adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $2,000, are held by the two General Partners.

There are no material restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  During the year ended March 31, 2008, distributions from sales proceeds were made to the BACs holders of approximately $5,669,000 and to the General Partners of approximately $57,000.  Through the year ended March 31, 2008, cumulative distributions from sales proceeds were made to BACs holders of approximately $12,594,000 and to the General Partners of approximately $127,000.

Transfer Procedures
The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or Limited Partnership Interests.  Such requests may occur in connection with tender offers for the Partnership’s units.  Such requests implicate the Partnership’s policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership’s advantageous tax status.

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service (“IRS”) regulations to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.  The 5% safe harbor, however, expired and is no longer available as of December 31, 2005.  Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

A brief summary of certain of the Partnership’s key policies, practices and requirements with respect to transfers and tender offers is as follows:

•	No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partners.

•
No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership’s own transfer documentation.  The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

•
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

•
In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership’s remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above.  At the end of each tax year, the General Partners, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

•	The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

The foregoing is solely a summary of the Partnership’s policies, requirements and practices with respect to transfers and tender offers.  More complete information, including a copy of the Partnership’s transfer documentation package, may be obtained from the Partnership.

Item 6.   Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

	Years Ended March 31,
OPERATIONS	2008	2007*	2006*	2005*	2004*

Revenues	$2,312,979	$2,229,363	$2,040,192	$1,881,045	$1,878,048
Operating expenses	(2,539,397)	(3,071,373)	(3,267,275)	(2,815,467)	(2,887,529)
Loss from operations before minority interest	(226,418)	(842,010)	(1,227,083)	(934,422)	(1,009,481)
Minority interest in (income) loss of subsidiaries from operations	(1,853)	1,805	1,682	(2,480)	1,178
Loss from operations	(228,271)	(840,205)	(1,225,401)	(936,902)	(1,008,303)
Income (loss) from discontinued operations including minority interest) (Note 11)	4,264,344	12,672,366	(2,566,643)	(3,282,736)	(2,746,661)
Net income (loss)	$4,036,073	$11,832,161	$(3,792,044)	$(4,219,638)	$(3,754,964)
Loss from operations per BAC	$(3.10)	$(11.41)	$(16.64)	$(12.73)	$(13.70)
Income (loss) from discontinued operations per BAC	57.91	172.11	(34.86)	(44.58)	(37.30)
Net income (loss)per BAC	$54.81	$160.70	$(51.50)	$(57.31)	$(51.00)

	March 31,
FINANCIAL POSITION	2008	2007	2006	2005	2004

Total assets	$10,971,035	$34,744,362	$79,514,396	$85,974,318	$89,939,866
Mortgage notes payable (including assets held for sale)	$6,117,205	$25,276,141	$59,865,761	$65,119,347	$66,285,158
Total liabilities	$8,804,467	$30,941,275	$82,460,679	$80,056,413	$79,841,161
Total partners’ capital (deficit)	$2,368,099	$3,130,714	$(5,914,946)	$(2,122,902)	$2,096,736

* Reclassified for comparative purposes.

During the years ended March 31, 2004 and 2005 total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment.  During the years ended March 31, 2006, 2007 and 2008, total assets and liabilities decreased primarily due to the sale of the Partnership’s interest in Local Partnerships.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

General

The Partnership is currently in the process of disposing all of its investments.  During the fiscal year ended March 31, 2008, the properties and the related assets and liabilities of one Local Partnership and the Partnership’s limited partnership interest in fifteen Local Partnerships were sold, and the Partnership has entered into an agreement to sell its limited partnership interest in one additional Local Partnership.  Through the year ended March 31, 2008 the Partnership has disposed of thirty-eight of its forty-two original investments.  For a discussion of these sales of the Local Partnerships, see Note 9 in Item 8.

Short-Term

The Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the years ended March 31, 2008 and 2007, distributions of the operating cash flow from the Local Partnerships amounted to approximately $68,000 and $54,000, respectively.  Additionally, during the years ended March 31, 2008 and 2007, the Partnership received approximately $3,926,000 and $13,059,000, respectively, of proceeds from the sale of investments.

Certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,125,000 and $2,983,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively.  In particular, partnership management fees owed to the General Partners amounting to approximately $2,090,000 and $2,948,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively.  During the years ended March 31, 2008 and 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote them off in the amount of approximately $815,000 and $4,096,000, respectively, resulting in a non-cash General Partner contribution to the Partnership of the same amount.  Furthermore, expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $35,000 and $35,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively. Without the General Partners’ continued accrual without payment of the partnership management fees, the Partnership will not be in the position to meet its obligations.  The General Partners and certain of its affiliates have allowed for the accrual without payment of the partnership management fees but are under no obligation to continue to do so.

During the year ended March 31, 2008, cash and cash equivalents of the Partnership and its subsidiary Local Partnerships decreased approximately $2,317,000 due to proceeds from sale of investments of approximately $6,744,000 and cash provided by operating activities of approximately $1,704,000, which exceeded capital improvements of approximately $319,000, costs paid relating to the sale of properties of approximately $300,000, an increase in deferred costs of approximately $32,000, repayments of mortgage loans of approximately $3,087,000, distributions of approximately $5,726,000 and a decrease in capitalization of consolidated subsidiaries attributable to minority interest of approximately $1,301,000.  Included in the adjustments to reconcile the net income to net cash provided by operating activities is depreciation and amortization of approximately $1,219,000 and a loss on sale of investments of approximately net $173,000.

Total expenses for the years ended March 31, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative – related parties, totaled $1,543,834 and $1,633,536, respectively.  Accounts payable and other liabilities totaled $204,024 and $1,350,713, which is comprised of the following amounts:

	March 31,
	2008	2007
Accounts payable	$141,746	$534,287
Accrued interest payable	19,710	579,535
Security deposits payable	42,568	236,891
Total accounts payable and other liabilities	$204,024	$1,350,713

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

As indicated in the above table, accrued interest payable comprised approximately 10% and 43% of the total accounts payable and other liabilities amount at March 31, 2008 and 2007, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership’s investment in the respective Local Partnerships) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the consolidated financial statements.

Working capital of approximately $3,198,000, exclusive of Local Partnerships’ working capital, remains as of March 31, 2008.  It is used to pay operating expenses of the Partnership, including Partnership management fees payable to the General Partners and advances to Local Partnerships if warranted.

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

Sale of Underlying Properties/Local Partnership Interests

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 9 in Item 8.

Discontinued Operations

The Partnership is currently in the process of disposing all of its investments.  The disposals meet the criteria established for recognition as a discontinued operation under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”).  SFAS No. 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity.  See Note 9 in Item 8 for a discussion of the sale of properties.  As of March 31, 2008, there was one asset held for sale.

Tabular Disclosure of Contractual Obligations

The following table summarizes the Partnership’s commitments from operations as of March 31, 2008 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$4,507,006	$42,926	$97,562	$115,561	$4,250,957

(a)       The mortgage notes are payable in aggregate monthly installments of approximately $30,000 including principal and interest with rates varying from 8.25% to 8.75% per annum and have maturity dates ranging from 2031 through 2042. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships’ rents, leases, and replacement reserves, and are without further recourse.

The following table summarizes the Partnership’s commitments from discontinued operations as of March 31, 2008 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$1,610,199	$6,558	$16,079	$21,031	$1,566,531

(a)       The mortgage note is payable in aggregate monthly installments of approximately $7,000 including principal and interest with a rate of 13.50% per annum and a maturity date of 2042.  The loan is collateralized by the land and building of the subsidiary partnership, the assignment of the subsidiary partnership’s rents, leases, and replacement reserves, and is without further recourse.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Critical Accounting Estimates

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

Through March 31, 2008, the Partnership has recorded approximately $5,726,000 as a loss on impairment of assets or reductions to estimated fair value.

Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by Property due to the terms of the tenant leases. Rental income is recognized when earned and as rents become due and charged to tenants’ accounts receivable if not received by the due date.  Rental payments received in advance of the due date are deferred until earned.

Rental subsidies are recognized as rental income during the month in which it is earned.  The Partnership received rental subsidies from operations which amounted to $1,643,675 and $1,624,011, and $1,437,273 and $1,352,332 from discontinued operations for the years ended March 31, 2008 and 2007, respectively.  The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*

Interest	$322,030	$340,024
Other	165,837	177,239

Total other revenue	$487,867	$517,263

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*

Interest	$41,708	$72,673
Other	896,264	1,014,250

Total other revenue	$937,972	$1,086,923
*Reclassified for comparative purposes.

Related Parties

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement are not expected to have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities.  The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement are not expected to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

Results of Operations

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

During the years ended March 31, 2008 and 2007, the Partnership has recorded approximately $0 and $1,506,000, respectively, as a loss on impairment of assets.  Through March 31, 2008, the Partnership has recorded an aggregate of approximately $5,726,000 of losses on impairment of assets.  The following summary of the results of operations of the Partnership does not include the results of its discontinued operations and are not reflected in the following discussion (see Note 11 in Item 8).

2008 vs. 2007

Rental income increased approximately 7% for the year ended March 31, 2008 as compared to 2007, primarily due to an increase in rental rates at one Local Partnership.

Total expenses, excluding real estate taxes and general and administrative-related parties, remained consistent with a decrease of approximately 7% for the year ended March 31, 2008 as compared to 2007.

Real estate taxes expenses increased approximately $20,000 for the year ended March 31, 2008 as compared to 2007, due to an increase in property taxes at one Local Partnership.

General and administrative – related parties expenses decreased approximately $408,000 for the year ended March 31, 2008 as compared to 2007, primarily due to a decrease in partnership management fees and expense reimbursement charges at the Partnership level resulting from the sale of properties.

Other

As of December 31, 2002, the Credit Period for all of the Properties had expired, and as of December 31, 2007, the Compliance Period for all Properties had expired.

The Partnership’s investments as limited partners in the Local Partnerships are subject to the risks incident to the management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels, rental payment defaults and operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There are also substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.  As of March 31, 2008, there is one Local Partnership subsidized by HUD.

The Local Partnerships are impacted by inflation in several ways. Inflation generally allows for increases in rental rates to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as a result of higher costs of such items as fuel, utilities and labor. However, continued inflation may result in appreciated values of the Local Partnerships’ Apartment Complexes over a period of time as rental revenues and replacement costs continue to increase.

The Partnership does not anticipate that it will be in a position to make cash distributions other than from refinancing and the disposition of the Properties.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  During the year ended March 31, 2008, distributions from sales proceeds were made to the BACs holders of approximately $5,669,000 and to the General Partners of approximately $57,000.  Through the year ended March 31, 2008, cumulative distributions from sales proceeds were made to BACs holders of approximately $12,594,000 and to the General Partners of approximately $127,000.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 8.25% to 8.75% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Item 8, Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable.

The Partnership’s investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.  However, continued inflation may result in appreciated values of the Local Partnership’s apartment complexes over a period of time as rental revenues and replacement costs continue to increase.

The Partnership does not have any other market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	19

	Consolidated Balance Sheets as of March 31, 2008 and 2007	42

	Consolidated Statements of Operations for the years ended March 31, 2008 and 2007	43

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2008 and 2007	44

	Consolidated Statements of Cash Flows for the years ended March 31, 2008 and 2007	45

	Notes to Consolidated Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Partners
Freedom Tax Credit Plus L.P.

We have audited the accompanying consolidated balance sheets of Freedom Tax Credit Plus L.P. and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the years in the two-year period ended March 31, 2008.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the consolidated financial statements of nine subsidiary partnerships, whose income aggregated $4,559,181 for the year ended March 31, 2008, and whose assets constituted 75% of consolidated assets at March 31, 2008.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Freedom Tax Credit Plus L.P. and Subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
July 10, 2008

INDEPENDENT ACCOUNTANTS’ REPORT

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Washington Brooklyn Limited Partnership (A Limited Partnership) as of December 31, 2006 and 2005 and the results of its operations, changes in its partners’ equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-H Development Group Associates operations, changes in partners’ equity and cash flows for the period January 1 to October 25, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Koch Group & Company, LLP
New York, New York
January 23, 2007

[Letterhead of Haefele Flanagan]

INDEPENDENT AUDITORS' REPORT

To the Partners
Magnolia Mews Limited Partnership
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of MAGNOLIA MEWS LIMITED PARTNERSHIP (a Pennsylvania Limited Partnership) as of September 11, 2007, and the related statements of operations, partners' equity, and cash flows for the period then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA MEWS LIMITED PARTNERSHIP as of September 11, 2007, and the results of its operations, changes in partners' equity and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Haefele, Flanagan & Co., P.C.
Moorestown, New Jersey
February 28, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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
New York, New York
October 24, 2006

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Victoria Manor Associates,
A California Limited Partnership

We have audited the accompanying balance sheet of Victoria Manor Associates (the Partnership), as of October 31, 2007, and the related statements of operations, changes in partners’ equity and cash flows for the period from January 1, 2007 through October 31, 2007.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Manor Associates, L.P. as of October 31, 2007, and the results of its operations, the changes in partners’ equity (deficit) and its cash flows for the period from January 1, 2007 through October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Sacramento, California
May 27, 2008

[Letterhead of LarsonAllen LLP]

INDEPENDENT AUDITORS’ REPORT

Partners
Ogontz Hall Investors
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Ogontz Hall Investors (A Limited Partnership) as of December 31, 2007 and 2006, and the related statements of profit and loss, partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogontz Hall Investors as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issued our report dated May 6, 2008, on our consideration of Ogontz Hall Investors' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and important for assessing the results of our audit.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information on pages 16 to 29 is presented for the purposes of additional analysis, including supplementary information required by PHFA, and is not a required part of the financial statements of Ogontz Hall Investors.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ LarsonAllen LLP
Blue Bell, Pennsylvania
May 6, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

INDEPENDENT AUDITOR’S REPORT

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Irondequoit Associates as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 9 to the financial statements, the Partnership has lost a major tenant.  This condition raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding this matter are described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Rochester, New York
March 7, 2007

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Middletown Associates

We have audited the accompanying balance sheet of Middletown Associates as of November 9, 2007, and the related statements of profit and loss, changes in partners’ equity (deficit) and cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates as of November 9, 2007 and the results of its operations, the changes in partners’ equity (deficit) and its cash flows for the period January 1, 2007 through November 9, 2007 (date of investor transfer), in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP
Baltimore, Maryland
March 25, 2008

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Middletown Associates

We have audited the accompanying balance sheet of Middletown Associates as of December 31, 2006, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middletown Associates as of December 31, 2006 and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lauderdale Lakes Associates, Ltd. as of December 31, 2006 and 2005, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
Atlanta, Georgia
May 1, 2007

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Flipper Temple Associates, L.P.

We have audited the accompanying balance sheet of Flipper Temple Associates, L.P., as of December 31, 2007, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flipper Temple Associates, L.P. as of December 31, 2007, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 29, 2008, on our consideration of Flipper Temple Associates, L.P.'s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 29, 2008, on Flipper Temple Associates, L.P.’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 24 through 36 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Bethesda, Maryland
February 29, 2008
Lead Auditor:  Nelson D. Gomez

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flipper Temple Associates, L.P. as of December 31, 2006, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2007, on our consideration of Flipper Temple Associates, L.P.'s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 27, 2007, on Flipper Temple Associates, L.P.’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

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

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Bethesda, Maryland
February 27, 2007
Lead Auditor:  Nelson D. Gomez

[Letterhead of Heffler, Radetich & Saitta LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
220 Cooper Street, L.P.

We have audited the accompanying balance sheet of 220 Cooper Street, L.P. as of May 3, 2007, and the related statements of operations, partners’ equity and cash flows for the period from January 1, 2007 through May 3, 2007.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of May 3, 2007, and the results of its operations and its cash flows for the period from January 1, 2007 through May 3, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Heffler, Radetich & Saitta LLP
Mount Laurel, NJ
December 18, 2007

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

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 220 Cooper Street, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Heffler, Radetich & Saitta L.L.P.
Mount Laurel, NJ
January 18, 2007

[ARCHAMBO & MUEGGENBORG, PC LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pecan Creek Limited Partnership
Bartlesville, Oklahoma

We have audited the accompanying balance sheets of Pecan Creek Limited Partnership as of December 31, 2007 and 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Creek Limited Partnership as of December 31, 2007 and 2006, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Archambo & Mueggenborg, PC
Deborah E. Mueggenborg, Engagement Partner
Archambo & Mueggenborg, PC
Certified Public Accountants
302 SE Osage Ave.
Bartlesville, OK  74003
73-1439902

February 9, 2008

[Letterhead of AGBIMSON & CO., PLLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2007, and the related statements of operations, partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2007, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Agbimson & Co., PLLC
Rockville Centre, New York
February 8, 2007

[Letterhead of AGBIMSON & CO., PLLC]

INDEPENDENT AUDITOR'S REPORT

To the Partners
363 Grand Vendome Associates, Limited Partnership

We have audited the accompanying balance sheet of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2006, and the related statements of operations, partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 363 Grand Vendome Associates, Limited Partnership, as of December 31, 2006, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Holthouse Carlin & VanTrigt LLP
Santa Monica, California
February 23, 2007

[Letterhead of Matthews, Cutrer & Lindsay, P.A.]

To the Partners of
Westbrook Square, LP

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Westbrook Square, LP (a limited partnership), RHS Project No. 28-040-640770978 as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westbrook Square, LP as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information shown on page 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Matthews, Cutrer & Lindsay, P.A.
Ridgeland, Mississippi
January 30, 2008

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007

ASSETS

Operating assets:
Property and equipment, at cost, less accumulated depreciation (Note 4)	$4,802,660	$24,877,432
Cash and cash equivalents	3,548,031	5,899,857
Cash held in escrow	603,486	2,869,341
Deferred costs – net of accumulated amortization (Note 5)	188,159	243,958
Due from local general partners and affiliates (Note 7)	284,282	0
Other assets	49,990	852,070

Total operating assets	9,476,608	34,742,658

Assets held for sale (Note 11):
Property and equipment held for sale, net of accumulated depreciation (Note 4)	1,211,462	0
Other assets held for sale	282,965	1,704
Total assets held for sale	1,494,427	1,704

Total assets	$10,971,035	$34,744,362

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating liabilities:
Mortgage notes payable (Note 6)	$4,507,006	$25,276,141
Accounts payable and other liabilities	204,024	1,350,713
Due to local general partners and affiliates (Note 7)	19,081	1,078,112
Due to general partners and affiliates (Note 7)	2,166,168	3,229,196

Total operating liabilities	6,896,279	30,934,162

Liabilities related to assets held for sale (Note 11):
Mortgage notes payable of assets held for sale (Note 6)	1,610,199	0
Other liabilities held for sale including minority interest	297,989	7,113
Total liabilities related to assets held for sale	1,908,188	7,113

Total liabilities	8,804,467	30,941,275

Minority interests (Note 2)	(201,531)	672,373

Commitments and contingencies (Notes 7 and 10)

Partners’ capital (deficit):
Limited partners (72,896 BACs issued and outstanding) (Note 1)	(2,059,612)	(386,432)
General partners	4,427,711	3,517,146

Total partners’ capital (deficit)	2,368,099	3,130,714

Total liabilities and partners’ capital (deficit)	$10,971,035	$34,744,362

See accompanying notes to consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007*

Operations:

Revenues
Rental income	$1,825,112	$1,712,100
Other (Note 2)	487,867	517,263
Total revenues	2,312,979	2,229,363
Expenses:
Repairs and maintenance	441,358	469,728
Operating and other	287,120	304,217
Real estate taxes	138,440	118,852
Interest	395,267	411,923
Depreciation and amortization (Notes 4 and 5)	217,493	235,501
General and administrative	676,916	740,739
General and administrative-related parties (Note 7)	382,803	790,413
Total expenses	2,539,397	3,071,373
Loss from continuing operations before minority interest	(226,418)	(842,010)
Minority interest in (income) loss of subsidiaries from operations	(1,853)	1,805
Loss from continuing operations	(228,271)	(840,205)
Discontinued operations:
Income from discontinued operations (including (loss) gain on sale of properties and minority interest) (Note 11)	4,264,344	12,672,366
Net income	$4,036,073	$11,832,161
Loss from operations – limited partners	$(225,988)	$(831,803)
Income from discontinued operations (including (loss) gain on sale of properties and minority interest) – limited partners	4,221,701	12,545,642
Net income – limited partners	$3,995,713	$11,713,839
Number of BACs outstanding	72,896	72,896
Loss from operations per BAC	$(3.10)	$(11.41)
Income from discontinued operations per BAC	57.91	172.11
Net income per BAC	$54.81	$160.70
* Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
YEARS ENDED MARCH 31, 2008 and 2007

	Total	Limited Partners	General Partners

Partner’s deficit – April 1, 2006	$(5,914,946)	$(5,175,151)	$(739,795)

Net income	11,832,161	11,713,839	118,322
Contribution – write-off of partnership management fees related to sold properties (Note 7)	4,095,540	0	4,095,540
Contribution – write-off of related party debt	113,030	0	113,030
Distributions	(6,995,071)	(6,925,120)	(69,951)

Partners’ capital (deficit) – March 31, 2007	3,130,714	(386,432)	3,517,146

Net income	4,036,073	3,995,713	40,360

Contribution – write-off of partnership management fees related to sold properties (Note 7)	814,863	0	814,863

Contribution – write-off of related party debt	112,604	0	112,604

Distributions	(5,726,155)	(5,668,893)	(57,262)

Partners’ capital (deficit) – March 31, 2008	$2,368,099	$(2,059,612)	$4,427,711

See accompanying notes to consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net income	$4,036,073	$11,832,161

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Loss (gain) loss on sale of investments	172,858	(10,090,931)
Capital contributions – General Partner	814,863	4,208,570
Loss on impairment of property and equipment	0	1,505,824
Depreciation and amortization	1,219,363	2,567,306
Minority interest in loss of subsidiaries	(4,930,588)	(5,905,310)
(Increase) decrease in other assets	266,114	(43,810)
Increase in deferred revenue from sale of properties	0	0
(Decrease) increase in accounts payable and other liabilities	926,188	(2,432,564)
Decrease in cash held in escrow	143,133	322,704
Decrease in due to general partners and affiliates	(848,591)	(6,632,207)
Increase in due to local general partners and affiliates	33,857	851,543
Decrease in due to local general partners and affiliates	(129,346)	(150,579)

Net cash provided by (used in) operating activities	1,703,924	(3,967,293)

Cash flows from investing activities:

Additions to property and equipment	(319,151)	(949,279)
Proceeds from sale of investments	6,743,580	39,496,685
Costs paid relating to sale of properties	(299,849)	(1,788,468)

Net cash provided by investing activities	6,124,580	36,758,938

Cash flows from financing activities:
Decrease in deferred costs	(31,788)	0
Repayments of mortgage loans	(3,086,929)	(22,871,898)
Increase in due to local general partners and affiliates	0	53,875
Decrease in due to local general partners and affiliates	0	(575,717)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(1,301,082)	(1,173,539)
Distributions	(5,726,155)	(6,995,071)

Net cash used in financing activities	(10,145,954)	(31,562,350)

Net (decrease) increase in cash and cash equivalents	(2,317,450)	1,229,295

Cash and cash equivalents at beginning of year	5,901,561	4,672,266

Cash and cash equivalents at end of year*	$3,584,111	$5,901,561

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,980,384	$2,762,307
Summarized below are the components of the (loss) gain on sale of investments:
*Cash and cash equivalents, end of year, includes cash and cash equivalents from discontinued operations of $36,080 and $1,704, respectively.
Proceeds from sale of investments - net	$(6,443,731)	$(37,708,217)
Decrease in property and equipment, net of accumulated depreciation	17,991,066	39,841,367
Increase in capital contribution – General Partner	112,604	0
Decrease in cash held in escrow	1,913,186	1,762,291
Decrease in prepaid expenses and other assets	360,092	0
Decrease in other assets	138,525	799,045
Decrease in mortgage notes payable	(16,072,007)	(11,717,722)
Decrease in accounts payable and other liabilities	(1,969,778)	(2,841,170)
Decrease in due to general partners and affiliates	0	(74,651)
(Decrease) increase in due to general partners of subsidiaries and their affiliates	(1,215,585)	0
Decrease in due to local general partners and affiliate	(213,437)	(938,739)
Decrease in deferred costs	59,619	193,881
Increase in capitalization of consolidated subsidiaries attributable to minority interest	5,512,304	592,984
See accompanying notes to consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

NOTE 1 - General

Freedom Tax Credit Plus L.P., a Delaware limited partnership (the “Partnership”), was organized on August 28, 1989 and commenced its public offering on February 9, 1990 (the “Offering”).  The general partners of the Partnership are Related Freedom Associates L.P. (the “Related General Partner”), a Delaware limited partnership, and its affiliate, Freedom GP Inc. (the “Freedom General Partner”), a Delaware corporation (and together with the Related General Partner, the “General Partners”).  The ultimate parent of the General Partners is Centerline Holding Company (“Centerline”).  The Partnership will terminate on December 31, 2030, unless terminated sooner under the provisions of the limited partnership agreement of the Partnership (the “Partnership Agreement”).

The Partnership’s business is to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986 and to entitle qualified BACs holders to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits (for each property, generally ten years from the date of investment or, if later, the date the property is leased to qualified tenants; referred to herein as the “Credit Period”). Each of the Local Partnerships in which the Partnership has an interest has been allocated by the relevant state credit agency the authority to recognize Tax Credits during the Credit Period, provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during the 15-year compliance period (the “Compliance Period”).

As of December 31, 2002, the Credit Periods for all of the apartment complexes had expired, and as of December 31, 2007, the Compliance Periods for all of the apartment complexes had expired.

The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates (“BACs”), which had been registered with the Securities and Exchange Commission for sale to the public. As of August 8, 1991 (the date on which the Partnership held the final closing of the sale of BACs and on which the Offering was terminated), the Partnership had received $72,896,000 of gross proceeds of the Offering from 4,780 investors.

The terms of the Partnership Agreement provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting and Presentation

The Partnership’s fiscal year ends on March 31. All subsidiaries have calendar year ends.  Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership’s fiscal year ends March 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

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

The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.

c)  Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash in banks, and investments in short-term money market accounts (which were purchased with original maturities of three months or less).

d)  Cash Held in Escrow

Cash held in escrow includes replacement reserves and tenant security deposits.

e)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using estimated future discounted net cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

Through March 31, 2008, the Partnership has recorded approximately $5,726,000 as a loss on impairment of assets or reductions to estimated fair value.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. Such assets would be classified as property and equipment-held for sale and are not depreciated.  There was one asset classified as property and equipment held for sale at March 31, 2008.

f)  Deferred Costs

Deferred costs and fees incurred in connection with the purchase of interests in certain subsidiary partnerships have been capitalized as property costs and are being amortized over the lives of the related properties.

g)  Revenue Recognition

Rental income is earned under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases.  Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date.  Rental payments received in advance of the due date are deferred until earned.

Rental subsidies are recognized as rental income during the month in which it is earned.  The Partnership received rental subsidies from operations which amounted to $1,643,675 and $1,624,011, and $1,437,273 and $1,352,332 from discontinued operations for the years ended March 31, 2008 and 2007, respectively.  The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*

Interest	$322,030	$340,024
Other	165,837	177,239

Total other revenue	$487,867	$517,263

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*

Interest	$41,708	$72,673
Other	896,264	1,014,250
Total other revenue	$937,972	$1,086,923
* Reclassified for comparative purposes

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

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

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service (“IRS”) regulations to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.  The 5% safe harbor, however, expired and is no longer available as of December 31, 2005.  Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

i)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions relating to reporting of assets, liabilities, revenues and expenses disclosed in the consolidated financial statements. Accordingly, actual results could differ from those estimates.

j)  Net Income (Loss) per BAC

Net income (loss) per BAC is computed based on the net income (loss) for the period attributed to BACs holders, divided by the number of BACs outstanding for the period.

k)  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement are not expected to have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities.  The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement are not expected to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

NOTE 3 - Fair Value of Financial Instruments

In accordance with SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

The estimated fair values of the Partnership’s mortgage notes payable from operations are as follows:

	March 31, 2008			March 31, 2007
	Carrying Amount	Fair Value		Carrying Amount	Fair Value

Mortgage Notes Payable for which it is:
Practicable to estimate fair value	$4,507,006	$4,507,006		$20,145,469	$20,145,469
Not Practicable	$0	(*	)	$5,130,672	(*	)

The estimated fair values of the Partnership’s mortgage notes payable from discontinued operations are as follows:

	March 31, 2008			March 31, 2007
	Carrying Amount	Fair Value		Carrying Amount	Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value	$1,610,199	$1,610,199		$0	$0
Not practicable	$0	(*	)	$0	(*	)

(*)   Management believes it is not practicable to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

NOTE 4 - Property and Equipment

The components of property and equipment from operating assets are as follows:

	March 31,		Estimated Useful Lives (Years)
	2008	2007

Land	$211,176	$1,684,185	-
Buildings and improvements	8,170,773	45,157,303	15 to 40
Other	339,214	1,856,263	5 to 15
	8,721,163	48,697,751
Less: Accumulated depreciation	(3,918,503)	(23,820,319)
	$4.802,660	$24,877,432

Depreciation expense for the years ended March 31, 2008 and 2007 amounted to $210,015 and $228,023, respectively.

During the years ended March 31, 2008 and 2007, there were write-offs of property and equipment, at cost, in the amounts of $36,490,204 and $84,923,653, respectively, and $36,486,222 and $79,032,358 of these write-offs were related to discontinued assets.

During the years ended March 31, 2008 and 2007, there were write-offs of accumulated depreciation in the amounts of $19,897,436 and $47,195,095, respectively, and $19,895,281 and $47,144,833 of these write-offs were related to discontinued assets.

The components of property and equipment held for sale are as follows:
	March 31,		Estimated Useful Lives (Years)
	2008	2007

Land	$74,711	$0	-
Buildings and improvements	2,209,817	0	15 to 40
Other	122,709	0	5 to 15
	2,407,237	0
Less: Accumulated depreciation	(1,195,775)	0
	$1,211,462	$0

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

Depreciation expense for the discontinued assets for the years ended March 31, 2008 and 2007 amounted to $981,380 and $2,228,721, respectively.

NOTE 5 - Deferred Costs

The components of deferred costs and their periods of amortization from operating assets are as follows:

	March 31,
	2008	2007

Financing expenses	$309,109	$448,927
Less: Accumulated amortization	(120,950)	(204,969)

	$188,159	$243,958

Amortization of deferred costs for the years ended March 31, 2008 and 2007 amounted to $7,478 and $7,478, respectively.

During the years ended March 31, 2008 and 2007, there were decreases in deferred costs of $139,818 and $2,377,498 and net decreases in accumulated amortization of $96,093 and $2,183,617, respectively, due to write-offs and reclassifications into discontinued operations.

Amortization expense from discontinued operations for the years ended March 31, 2008 and 2007 amounted to $20,490 and $103,084, respectively.

Financing expenses are being amortized over the life of the related mortgages, ranging from 15 to 50 years, using a method approximating the interest method.

NOTE 6 - Mortgage Notes Payable

The mortgage notes from operations are payable in aggregate monthly installments of approximately $30,000 including principal and interest with rates varying from 8.25% to 8.75% per annum and have maturity dates ranging from 2031 through 2042. The loans are collateralized by the land and buildings of the subsidiary partnerships, the assignment of certain subsidiary partnerships’ rents, leases, and replacement reserves, and are without further recourse.

Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter for the operating liabilities are as follows:

Year Ending December 31,	Amount

2008	$42,926
2009	46,717
2010	50,845
2011	55,336
2012	60,225
Thereafter	4,250,957

Total	$4,507,006

Accrued interest payable as of March 31, 2008 and 2007 was $19,710 and $579,535, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage note from discontinued operations is payable in aggregate monthly installments of approximately $7,000 including principal and interest with a rate of 13.50% per annum and a maturity date of 2042. The loan is collateralized by the land and building of the subsidiary partnership, the assignment of the subsidiary partnership’s rents, leases, and replacement reserves, and is without further recourse.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

Annual principal payments on the permanent debt requirements for mortgage notes payable for each of the next five fiscal years and thereafter for the discontinued liabilities are as follows:

Year Ending December 31,	Amount

2008	$6,558
2009	7,501
2010	8,578
2011	9,811
2012	11,220
Thereafter	1,566,531

Total	$1,610,199

Accrued interest payable for the discontinued liabilities at March 31, 2008 and 2007 was $94,287 and $0, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

NOTE 7 - Related Party Transactions and Transactions with General Partners and Affiliates

Freedom SLP L.P., an affiliate of the General Partners, has either a .01% or 1% interest, as a special limited partner, in each of the Local Partnerships.

The General Partners and their affiliates and the general partners of the Local Partnerships (“Local General Partners”) and their affiliates perform services for the Partnership and the Local Partnerships, respectively. The costs incurred are as follows:

a)  Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2008 and 2007 consists of the following:

	March 31,
	2008	2007

Operating advances	$0	$255,094
Development fees (i)	0	610,024
Long-term note payable	0	47,498
Management and other fees	19,081	165,496

	$19,081	$1,078,112

(i)	Development fees were incurred in connection with the development of the property and have been included in the basis of the property.

Due from Local General Partners and affiliates at March 31, 2008 and 2007 consists of the following:

	March 31,
	2008	2007

Operating advances	$284,282	$0

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

Due to Local General Partners and affiliates at March 31, 2008 and 2007 included in the discontinued liabilities consists of the following:

	March 31,
	2008	2007

Operating advances	$31,471	$0
Management and other fees	768	0

	$32,239	$0

b)  Other Expenses

The costs from operations incurred to related parties for the years ended March 31, 2008 and 2007 were as follows:

	Years Ended March 31,
	2008	2007*

Partnership management fees (a)	$101,839	$475,025
Expense reimbursement (b)	132,108	166,350
Local administrative fee (d)	3,000	3,000
Total general and administrative - General Partners	236,947	644,375
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (c)	145,856	146,038
Total general and administrative - related parties	$382,803	$790,413
* Reclassified for comparative purposes.

The costs from discontinued operations incurred to related parties for the years ended March 31, 2008 and 2007 were as follows:

	Years Ended March 31,
	2008	2007*

Local administrative fee (d)	$8,922	$38,186
Total general and administrative-General Partners	8,922	38,186
Property management fees incurred to affiliates of the Local General Partners (c)	233,085	506,723
Total general and administrative-related parties	$242,007	$544,909
* Reclassified for comparative purposes.

(a)  The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of Invested Assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and BACs holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to General Partners amounting to approximately $2,090,000 and $2,948,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively.  During the years ended March 31, 2008 and 2007, management deemed the unpaid partnership management fees that were related to sold properties uncollectible and, as a result, wrote them off in the amount of approximately $815,000 and $4,096,000, respectively, resulting in a non-cash General Partner contribution to the Partnership of the same amount.  Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations.  The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

(b)  The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

(c)  Property management fees incurred by subsidiary partnerships amounted to $413,451 and $775,439 for the years ended March 31, 2008 and 2007, respectively.  Of these fees, $378,941 and $652,761 were incurred to affiliates of the subsidiary partnerships, which include $233,085 and $506,723, respectively, of fees relating to discontinued operations.

(d)  Freedom SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive an annual local administrative fee of up to $2,500 from each Local Partnership.

NOTE 8 - Income Taxes

A reconciliation of the financial statement net income (loss) to the income tax loss for the Partnership and its consolidated subsidiaries follows:

	2007	2006

Financial statement
Net income	$4,036,073	$11,832,161

Difference resulting from parent company having a different fiscal year for income tax and financial reporting purposes	14,628	(173,228)

Tax-exempt interest income	(347,162)	(207,839)

Difference between depreciation and amortization expense recorded for financial statement and income tax reporting purposes	(154,488)	(1,825,966)

Provisions for loss on impairment	0	1,505,824

Difference between gain on sale of properties for financial reporting purposes and income tax purposes	4,551,009	(4,650,754)

Difference between gains and losses allocated to minority interest for financial reporting purposes and tax purposes	(2,132,648)	(2,312,762)

Difference resulting from forgiveness of related party debt considered a General Partner contribution for financial reporting purposes and income for tax purposes	814,863	4,095,540

Other	(623,425)	(324,552)

Net income as shown on the Partnership’s income tax returns	$6,158,850	$7,938,424

NOTE 9 – Sale of Properties

The Partnership is currently in the process of disposing of its investments.  During the fiscal year ended March 31, 2008, the properties and the related assets and liabilities of one Local Partnership and the Partnership’s limited partnership interest in fifteen Local Partnerships were sold, and the Partnership has entered into an agreement to sell its limited partnership interest in one additional Local Partnership.  Through the year ended March 31, 2008, the Partnership has disposed of thirty-eight of its forty-two original investments.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On February 28, 2008, the Partnership’s limited partnership interest in Ogontz Hall Investors, L.P. (“Ogontz Hall”) was sold to an affiliate of the Local General Partner for a sales price of $15,000.  The Partnership received proceeds of $15,000.  Because Ogontz Hall was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $508,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $493,000 and the $15,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Brittany Associates, L.P. (“Brittany”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Brittany Manor was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $25,000 at the date of sale.  Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $26,000 and the $1,000 cash received from the sale.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

On December 31, 2007, the Partnership’s limited partnership interest in Brookwood Associates, Ltd. (“Brookwood”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Brookwood Apartments was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $152,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $151,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Elmwood Associates, L.P. (“Elmwood”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Elmwood Square was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $73,000 at the date of sale.  Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $74,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Heflin Hills Apartments, L.P. (“Heflin Hills”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Heflin Hills was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $33,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $32,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Hidden Valley Apartments, Ltd. (“Hidden Valley”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Hidden Valley was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $128,000 at the date of sale.  Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $129,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in New Augusta Associates, Ltd. (“New Augusta”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because New Augusta was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $45,000 at the date of sale.  Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $46,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Shadowood Apartments, Ltd. (“Shadowood”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Shadowood was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $6,000 at the date of sale.  Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $7,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in West Hill Square Apartments, Ltd. (“West Hill Square”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because West Hill Square was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $6,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $5,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Windsor Place, Ltd. (“Windsor”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Windsor Place was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $28,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $27,000 and the $1,000 cash received from the sale.

On December 27, 2007, the Partnership’s limited partnership interest in Middletown Associates (“Wilson Street”) was sold to an affiliate of the Local General Partner for a sales price of $20,000.  Because Wilson Street was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $53,000 at the date of sale.  A downward adjustment to the non-cash contribution of $2,000 was recorded during the quarter ended March 31, 2008, resulting in an overall non-cash contribution of $51,000.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $33,000 and $20,000 cash received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $23,000 as a result of the write-off of payables owed by the Local Partnership.

On December 10, 2007, the Partnership’s limited partnership interest in Pecan Creek Limited Partnership (“Pecan Creek”) was sold to an affiliate of the Local General Partner for a sales price of $25,000.  The Partnership received proceeds of $25,000.  Because Pecan Creek was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $99,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $74,000 and the $25,000 received from the sale.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

On November 16, 2007, the Partnership’s limited partnership interest in Grand Vendome Associates Limited Partnership (“Vendome”) was sold to an affiliate of the Local General Partner for a sales price of $125,000.  The Partnership received proceeds of $125,000.  Because Vendome was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,271,000 at the date of sale.  An adjustment to the non-cash contribution of $106,000 was recorded during the quarter ended March 31, 2008, resulting in an overall non-cash contribution of $1,377,000.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $1,252,000 and the $125,000 cash received from the sale.

On October 24, 2007, the property and the related assets and liabilities of Victoria Manor Associates (“Victoria Manor”) were sold to an affiliate of the Local General Partner for a sale price of $6,475,000.  The Partnership received proceeds of $3,660,000 from this sale after the repayment of mortgages, other liabilities, closing costs and distribution to minority interest of approximately $2,818,000.  Because Victoria Manor was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $2,726,000 at the date of sale.  An adjustment to the non-cash contribution of $744,000 was recorded during the quarter ended March 31, 2008, resulting in an overall non-cash contribution of $3,470,000.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property.

On September 11, 2007, the Partnership’s limited partnership interest in Magnolia Mews Limited Partnership (“Magnolia Mews”) was sold to the Local General Partner for a sales price of $82,500.  The Partnership received proceeds of $82,500 from this sale.  Because Magnolia Mews was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $153,000 at the date of the sale.  A downward adjustment to the non-cash distribution of $27,000 was recorded during the quarter ended March 31, 2008, resulting in an overall non-cash distribution of $126,000.  Such distribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $208,000 and the $82,500 cash received from the sale.

On May 3, 2007, the Partnership’s limited partnership interest in 220 Cooper Street Limited Partnership (“Cooper Street”) was sold to the Local General Partner for a sales price of $50,000.  The Partnership received net proceeds of approximately $12,000 from this sale.  Because Cooper Street was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $173,000 which was recognized during the quarter ended June 30, 2007.  An adjustment to the non-cash contribution of approximately $33,000 and a downward adjustment to the non-cash contribution of approximately $16,000 was recorded during the quarters ended September 30, 2007 and March 31, 2008, respectively, resulting in an overall non-cash contribution of approximately $190,000.  Such contribution flows through minority interest as a result of the write-off of the partners’ deficit basis in the property of approximately $178,000 and the $12,000 cash received from the sale.

On January 31, 2007, the property and the related assets and liabilities of Eagle Ridge Limited Partnership (“Eagle Ridge”) were sold to an unaffiliated third party purchaser for a sales price of $2,000,000.  The Partnership received $412,730 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,587,000.  The sale resulted in a gain of approximately $600,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $600,000 at the date of the sale.  The sale resulted in the liquidation of Eagle Ridge.

On January 10, 2007, the property and the related assets and liabilities of Lauderdale Lakes Associates, Ltd. (“Lauderdale Lakes”) were sold to an affiliate of the Local General Partner for a sales price of $5,900,000.  The Partnership received $790,773 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $5,109,000.  During the quarter ended December 31, 2006, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of approximately $1,106,000.  Because Lauderdale Lakes was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $329,000.  Such distribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $329,000.  The sale resulted in the liquidation of Lauderdale Lakes.

On January 1, 2007, the Partnership’s limited partnership interest in Harmony Associates, L.P. (“Harmony Gate”) was sold to the Local General Partner for a sales price of $1,409,990.  The Partnership received proceeds of $1,409,990 from the sale.  Because Harmony Gate was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,211,000.  Such contribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $199,000 and the $1,409,990 cash received from the sale.

On January 1, 2007, the Partnership’s limited partnership interest in Conifer Irondequoit Associates (“Abraham Lincoln”) was sold to the Local General Partner for a sales price of $1.  Because Abraham Lincoln was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $127,000.  Such contribution flows through minority interest as a result of the write-off of the partners’ deficit basis in the property of approximately $127,000 at the date of the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $20,000 as a result of the write-off of payables owed by the Local Partnership.  The sale resulted in the liquidation of Abraham Lincoln.

On October 25, 2006, the property and the related assets and liabilities of C-H Development Group Associates, L.P. (“Manhattan B”) were sold to an unaffiliated third party purchaser for a sales price of $2,100,000.  The Partnership received $850,980 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,249,000.  The sale resulted in a gain of approximately $842,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $842,000 at the date of the sale.  The sale resulted in the liquidation of Manhattan B.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

On September 29, 2006, the property and the related assets and liabilities of Oxford Trace Apartments (“Oxford Trace”) were sold to an unaffiliated third party purchaser for a sales price of $725,000.  The Partnership received $49,279 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $676,000.  The sale resulted in a gain of approximately $373,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $373,000 at the date of the sale which was recognized during the year ended March 31, 2007.  A downward adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $366,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $494,000 as a result of the write-off of payables owed by the Local Partnership.  The sale resulted in the liquidation of Oxford Trace.

On September 29, 2006, the property and the related assets and liabilities of Tivoli Place Apartments (“Tivoli Place”) were sold to an unaffiliated third party purchaser for a sales price of $3,050,000.  The Partnership received $1,338,631 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,711,000.  The sale resulted in a gain of approximately $905,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $905,000 at the date of the sale which was recognized during the year ended March 31, 2007.  A downward adjustment to the gain of approximately $6,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $899,000.  The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $62,000 as a result of the write-off of receivables owed to the Local Partnership.  The sale resulted in the liquidation of Tivoli Place.

On September 20, 2006, the property and the related assets and liabilities of Bennion Park Apartments (“Mulberry”) were sold to an unaffiliated third party purchaser for a sales price of $4,900,000.  The Partnership received $2,321,740 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $2,578,000.  The sale resulted in a gain of approximately $2,183,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $2,183,000 at the date of the sale which was recognized during the year ended March 31, 2007.  A downward adjustment to the gain of approximately $57,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $2,126,000.  The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $980,000 as a result of the write-off of receivables owed to the Local Partnership.  The sale resulted in the liquidation of Mulberry.

On September 20, 2006, the property and the related assets and liabilities of Twin Trees Apartments (“Twin Trees”) were sold to an unaffiliated third party purchaser for a sales price of $2,300,000.  The Partnership received $927,148 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $1,373,000.  The sale resulted in a gain of approximately $904,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $904,000 at the date of the sale which was recognized during the year ended March 31, 2007.  A downward adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $897,000.  The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $582,000 as a result of the write-off of receivables owed to the Local Partnership.  The sale resulted in the liquidation of Twin Trees.

On July 26, 2006, the property and the related assets and liabilities of Washington Brooklyn Limited Partnership (“Washington”) were sold to an unaffiliated third party purchaser for a sales price of approximately $160,000 and the assumption of the related mortgage liabilities and certain litigation which was resolved in 2006.  After the repayment of other liabilities and closing costs of approximately $39,000, the Partnership received $120,874 on May 8, 2008.  During the quarter ended June 30, 2006, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (“SFAS No. 144”), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000.  The sale resulted in a loss of approximately $384,000 resulting from the write-off of the partners’ basis in the property of approximately $384,000 at the date of the sale which was recognized during the year ended March 31, 2007.  An adjustment to the loss of approximately $5,000 was recorded during the quarter ended June 30, 2007, resulting in overall loss of approximately $379,000.  The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $30,000 as a result of the write-off of payables owed by Local Partnership.  The sale resulted in the liquidation of Washington.

On June 26, 2006, the property and the related assets and liabilities of Hunters Chase Apartments (“Hunters Chase”) were sold to an unaffiliated third party purchaser for a sales price of $2,730,000.  The Partnership received $334,243 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $2,396,000.  The sale resulted in a gain of approximately $1,192,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $1,192,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006.  An adjustment to the gain of approximately $72,000 was recorded during the quarter ended December 31, 2006, and an additional downward adjustment to the gain of approximately $32,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $1,232,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,245,000 as a result of the write-off of payables owed by the Local Partnership.  The sale resulted in the liquidation of Hunters Chase.

On June 26, 2006, the property and the related assets and liabilities of Wilshire Apartments (“Wilshire”) were sold to an unaffiliated third party purchaser for a sales price of $1,700,000.  The Partnership received $31,986 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,668,000.  The sale resulted in a gain of approximately $680,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $680,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006.  A downward adjustment to the gain of approximately $161,000 was recorded during the quarter ended December 31, 2006, and an additional downward adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $512,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,179,000 as a result of the write-off of payables owed by the Local Partnership.   The sale resulted in the liquidation of Wilshire.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

On June 20, 2006, the property and the related assets and liabilities of Bethel Park Apartments (“Bethel Park”) were sold to an unaffiliated third party purchaser for a sales price of $2,500,000.  The Partnership received $620,674 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,879,000.  The sale resulted in a gain of approximately $319,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $319,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006.  An adjustment to the gain of approximately $11,000 was recorded during the quarter ended March 31, 2007, and an additional downward adjustment to the gain of approximately $27,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $303,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $298,000 as a result of the write-off of payables owed by the Local Partnership.  The sale resulted in the liquidation of Bethel Park.

On June 20, 2006, the property and the related assets and liabilities of Zebulon Park Apartments (“Zebulon”) were sold to an unaffiliated third party purchaser for a sales price of $2,000,000.  The Partnership received $420,305 as a distribution from this sale after the repayment of mortgages, other liabilities and closing costs of approximately $1,580,000.  The sale resulted in a gain of approximately $115,000 resulting from the write-off of the partners’ deficit basis in the property of approximately $115,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006.  A downward adjustment to the gain of approximately $3,000 was recorded during the quarter ended December 31, 2006, and an additional downward adjustment to the gain of approximately $45,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $67,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $264,000 as a result of the write-off of payables owed by the Local Partnership.  The sale resulted in the liquidation of Zebulon.

On June 5, 2006, the property and the related assets and liabilities of Northwood Apartments of Georgia (“Northwood”) were sold to an unaffiliated third party purchaser for a sales price of $6,050,000.  The Partnership received $3,197,019 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $2,853,000.  The sale resulted in a gain of approximately $2,367,000 resulting from the write-off of the partners’ basis in the property of approximately $2,367,000 at the date of the sale, which was recorded during the quarter ended September 30, 2006.  An adjustment to the gain of approximately $81,000 was recorded during the quarter ended March 31, 2007, and an additional downward adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2007, resulting in overall gain of approximately $2,441,000.  The sale also resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $868,000 as a result of the write-off of receivables owed to the Local Partnership.  The sale resulted in the liquidation of Northwood.

On March 31, 2006, the Partnership’s limited partnership interest in Davidson Court Limited Partnership (“Davidson Court”) was sold to an affiliate of the general partner of the Local Partnership (the “Local General Partner”) for a sales price of $1,100,000.  The Partnership received proceeds of $1,066,715 from this sale after the payment of closing costs of approximately $33,000 from the sales price.  Because Davidson Court was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $68,000 which was recorded during the quarter ended September 30, 2006.  Such contribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $999,000 and the $1,066,715 cash received from the sale.

On March 31, 2006, the Partnership’s limited partnership interest in CLM Equities Limited Partnership (“Morris Avenue”) was sold to the Local General Partner and its affiliate for a sales price of $265,000.  The Partnership received proceeds of $264,990 from this sale.  Because Morris Avenue was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $424,000, which was recorded during the quarter ended June 30, 2006.  A downward adjustment of approximately $9,000 was recorded during the quarter ended December 31, 2006, resulting in overall non-cash distribution of approximately $415,000.  Such distribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $680,000 and the $264,990 cash received from the sale.

On February 1, 2006, the Partnership’s limited partnership interest in Ivanhoe Apartments Limited Partnership (“Ivanhoe”) was sold to the Local General Partner for a sales price of $150,000.  The Partnership received proceeds of $150,000 from this sale.  Because Ivanhoe was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $50,000, which was recorded during the quarter ended June 30, 2006.  An adjustment to the non-cash distribution of approximately $35,000 was recorded during the quarter ended March 31, 2007, resulting in overall non-cash distribution of approximately $85,000.  Such distribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $235,000 and the $150,000 cash received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $35,000 as a result of the write-off of payables owed by Local Partnership.

On January 19, 2006, the Partnership’s limited partnership interest in Nelson Anderson Affordable Housing Limited Partners (“Nelson Anderson”) was sold to the Local General Partner for a sales price of $490,000.  The Partnership received proceeds of $489,990 from this sale.  Because Nelson Anderson was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $196,000, which was recorded during the quarter ended June 30, 2006.  A downward adjustment to the non-cash distribution of approximately $1,000 was recorded during the quarter ended March 31, 2007, resulting in overall non-cash distribution of approximately $197,000.  Such distribution flows through minority interest as a result of the write-off of the partners’ basis in the property of approximately $687,000 and the $489,990 cash received from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the General Partner of approximately $28,000 as a result of the write-off of payables owed by Local Partnership.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

Asset Held for Sale

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Pine Shadow, Ltd (“Pine Shadow”) to an affiliate of the Local General Partners for a sales price of $1,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The closing is expected to occur by the end of 2008.  No assurance can be given that the sale will actually occur.  As of December 31, 2007, Pine Shadow had property and equipment, at cost, of approximately $2,404,000, accumulated depreciation of approximately $1,192,000 and mortgage debt of approximately $1,610,000.

NOTE 10 – Commitments and Contingencies

Pine Shadow, Ltd. (“Pine Shadow”)
During 2005, Pine Shadow suffered damages from flooding due to Hurricane Katrina.  However, in 2006, Pine Shadow entered into an agreement with Rural Housing Services (“RHS”) in which Pine Shadow is to receive funding to replace all damages to the property.  The funds to be received will be a Second Soft Loan in the amount of $4,384,000 with an annual interest rate of 1%.  Payments on the loan will be deferred for a 20 year period.  In accordance with SFAS No. 144, the Partnership has determined that there is no impairment and the carrying amounts of the assets are recoverable, therefore, no adjustments are required.  As of the filing date of this report, the funds have not yet been received.

Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, and due to the fact that the Partnership is in the final stages of liquidating its portfolio, the portfolio is no longer geographically diverse.  There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of March 31, 2008, there was one Local Partnership subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way.  Management believes the only impact would be from laws that have not yet been adopted.

NOTE 11 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of March 31, 2008, Victoria Manor, which was sold during the current year, and Pine Shadow, which is classified as an asset held for sale, were all classified as discontinued operations on the balance sheets.  The amounts shown below, as of March 31, 2007, represent residual cash and accounts payable balances as of the balance sheet date from the sale of Washington, which subsequently got paid.  As of March 31, 2007, there were no Local Partnerships classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	March 31, 2008	March 31, 2007

Assets
Property and equipment – less accumulated depreciation of $1,195,775 and $0 and, respectively	$1,211,462	$0
Cash and cash equivalents	36,080	1,704
Cash held in escrow	209,536	0
Other assets	37,349	0
Total assets	$1,494,427	$1,704

Liabilities
Mortgage notes payable	$1,610,199	$0
Accounts payable and other liabilities	110,212	7,113
Due to local general partners and affiliates	32,239	0
Due to general partners and affiliates	1,000	0
Minority interest	154,538	0
Total liabilities	$1,908,188	$7,113

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

The following table summarizes the results of operations of the Local Partnerships that have been classified as discontinued operations.  For the year ended March 31, 2008, Magnolia Mews, Cooper Street, Victoria Manor, Vendome, Pecan Creek, Wilson Street, Shadowood, Brookwood, Hidden Valley, Heflin Hills, West Hill, Windsor, New August, Elmwood, Brittany and Ogontz Hall, which were sold during the current year, and Pine Shadow, which was classified as an asset held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the year ended March 31, 2007, Bethel Park, Northwood, Hunters Chase, Mulberry Park, Oxford Trace, Tivoli Place, Twin Trees, Wilshire, Zebulon, Lauderdale Lakes, Eagle Ridge, Washington, Manhattan B, Abraham Lincoln, Harmony Gates, Nelson Anderson, Ivanhoe, Davidson Court and Morris Avenue, which were sold during 2006, and Magnolia Mews, Cooper Street, Victoria Manor, Vendome, Pecan Creek, Wilson Street, Shadowood, Brookwood, Hidden Valley, Heflin Hills, West Hill, Windsor, New Augusta, Elmwood, Brittany, Ogontz Hall and Pine Shadow, in order to present comparable results to the year ended March 31, 2008, were all classified as discontinued operations on the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2008	2007*

Revenues
Rental income	$3,235,273	$9,465,799
Other (Note 2)	937,972	1,086,923
(Loss) gain on sale of properties (Note 9)	(172,858)	10,090,931
Total revenue	4,000,387	20,643,653
Expenses
Repairs and maintenance	590,682	1,840,486
Operating and other	682,481	1,669,357
Real estate taxes	192,017	536,916
Interest	1,119,579	3,210,912
Depreciation and amortization	1,001,870	2,331,805
General and administrative	839,848	2,234,583
General and administrative-related parties (Note 8)	242,007	544,909
Loss on impairment of fixed assets	0	1,505,824
Total expenses	4,668,484	13,874,792
(Loss) income from discontinued operations before minority interest	(668,097)	6,768,861
Minority interest in loss of subsidiaries from discontinued operations	4,932,441	5,903,505
Income from discontinued operations (including (loss) gain on sale of properties)	$4,264,344	$12,672,366
Income – limited partners from discontinued operations (including (loss) gain on sale of properties)	$4,221,701	$12,545,642
Number of BACs outstanding	72,896	72,896
Income discontinued operations (including (loss) gain on sale of properties) per BAC	$57.91	$172.11
*Reclassified for comparative purposes.

	Years Ended March 31,
	2008	2007*

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	$1,206,574	$(1,395,005)
Net cash provided by investing activities	$6,145,388	$38,302,476
Net cash used in financing activities	$(8,591,932)	$(23,427,444)
*Reclassified for comparative purposes.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

NOTE 12 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2008 and 2007.  The fluctuations between the quarters are primarily due to the sales and classification as discontinued operations of Local Partnerships (see Notes 9 and 11).

	Quarter Ended
OPERATIONS	June 30, 2007*	September 30, 2007*	December 31, 2007*	March 31, 2008

Revenues	$546,917	$662,469	$463,135	$640,458
Total expenses	582,599	774,461	634,774	547,563
(Loss) income from continuing operations before minority interest	(35,682)	(111,992)	(171,639)	92,895
Minority interest in (income) loss of subsidiaries from operations	(874)	786	(115)	(1,650)
(Loss) income from continuing operations	(36,556)	(111,206)	(171,754)	91,245
(Loss) income from discontinued operations (including minority interest)	(71,516)	(392,759)	3,760,269	968,350
Net (loss) income	$(108,072)	$(503,965)	$3,588,515	$1,059,595
Net (loss) income – limited partnership	$(106,991)	$(498,925)	$3,552,630	$1,048,999
(Loss) income per weighted average BAC from operations	$(0.50)	$(1.51)	$(2.33)	$1.24
(Loss) income per weighted average BAC from discontinued operations	(0.97)	(5.33)	51.07	13.14
Net (loss) income per weighted average BAC	$(1.47)	$(6.84)	$48.74	$14.38

	Quarter Ended
OPERATIONS	June 30, 2006*	September 30, 2006*	December 31, 2006*	March 31, 2007*

Revenues	$480,350	$497,576	$580,823	$670,614
Total expenses	744,949	891,776	798,514	636,134
(Loss) income from continuing operations before minority interest	(264,599)	(394,200)	(217,691)	34,480
Minority interest in (income) loss of subsidiaries from operations	(348)	1,565	702	(114)
(Loss) income from continuing operations	(264,947)	(392,635)	(216,989)	34,366
(Loss) income from discontinued operations (including minority interest)	(1,630,245)	6,133,650	5,752,673	2,416,288
Net (loss) income	$(1,895,192)	$5,741,015	$5,535,684	$2,450,654
Net (loss) income – limited partnership	$(1,876,240)	$5,683,605	$5,480,327	$2,426,147
(Loss) income per weighted average BAC from operations	$(3.60)	$(5.33)	$(2.95)	$0.47
(Loss) income per weighted average BAC from discontinued operations	(22.14)	83.30	78.13	32.82
Net (loss) income per weighted average BAC	$(25.74)	$77.97	$75.18	$33.29

* Reclassified for comparative purposes.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

NOTE 13 – Subsequent Event

On June 18, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Warsaw Elderly Housing, L.P. (“Warsaw”) to an affiliate of the Local General Partner for a sales price of $10,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  A closing is expected to take place in the quarter ending September 30, 2008.  No assurance can be given that the sale will actually occur.  As of December 31, 2008, Warsaw had property and equipment, at cost, of approximately $1,465,000, accumulated depreciation of approximately $561,000 and mortgage debt of approximately $1,104,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and Chief Financial Officer of Related Independence L.L.C, the general partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of the end of the period covered by this report, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.   Directors and Executive Officers and Corporate Governance

The Partnership has no directors or executive officers. The Partnership’s affairs are managed and controlled by the General Partners. On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Freedom General Partner. Prior to such purchase the Freedom General Partner was an affiliate of Lehman Brothers. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers.  However, the ultimate parent of the General Partners, Centerline Holding Company (“Centerline”), has adopted a code of ethics (see http://www.centerline.com).

Certain information concerning the directors and executive officers of each of the General Partners (or their respective general partners) is set forth below.

The Related General Partner

Related Freedom Associates Inc., (“RFAI”) is the sole general partner of Related Freedom Associates L.P. and its officers and directors are as follows:

Name	Position

Robert L. Levy	Chief Financial Officer and Director
Andrew J. Weil	President and Chief Executive Officer
Marc D. Schnitzer	Senior Vice President

ROBERT L. LEVY, 42, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company (“AMAC”), a publicly traded real estate investment trust managed by an affiliate of Centerline.  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 37, is an Executive Managing Director of Centerline, and is the Head of Centerline’s Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 47, is the Chief Executive Officer of Centerline.  Mr. Schnitzer is responsible both for financial restructurings of real estate properties and directing Centerline’s acquisition of properties generating Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988.  He held numerous positions with Centerline and its predecessors prior to being appointed CEO in March 2006.  From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York.  Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.  Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

The Freedom General Partner

The officers and directors of the Freedom GP Inc. are as follows:

Name	Position

Robert L. Levy	Chief Financial Officer and Director
Andrew J. Weil	President and Chief Executive Officer
Marc D. Schnitzer	Senior Vice President

Biographical information with respect to Messrs. Levy, Weil and Schnitzer is set forth above.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Freedom Associates L.P. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution - directly owned	50%

General Partnership Interest in the Partnership	Freedom GP Inc. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution - directly owned	50%

Freedom SLP L.P., a limited partnership whose general partners are the General Partners of the Partnership and which acts as the special limited partner of each Local Partnership, has either a .01% or 1% interest in each Local Partnership.

Except as set forth below, no person (other than the Assignor Limited Partner) was known by the Partnership to be the beneficial owner of more than five percent of the limited partnership interests in the Partnership and/or BACs and neither the General Partners nor any director or officer of the General Partners (or their respective general partners) owns any Limited Partnership Interests or BACs.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	8,375.66	(2) (3)	11.5%
J. Michael Fried	8,375.66	(2) (3) (4)	11.5%
Alan P. Hirmes	8,375.66	(2) (3) (4)	11.5%
Stuart J. Boesky	8,375.66	(2) (3) (4)	11.5%
Marc D. Schnitzer	-		-
Robert L. Levy	-		-
Andrew J. Weil	-		-
All directors and executive officers of RFAI and The Freedom General Partner as a group (six persons)	8,375.66	(2) (3) (4)	11.5%

(1)  The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)  As set forth in schedule 13D filed by the Partnership, Lehigh Tax Credit L.L.C. (“Lehigh”) and Lehigh Tax Credit Partners, Inc. (the “Managing Member”) on October 24, 1997 with the Securities and Exchange Commission (the “Commission”) and pursuant to a letter agreement dated August 26, 1997 among the Partnership, Lehigh and Related Freedom Associates L.P. (“RFA”) (the “Standstill Agreement”), Lehigh agreed that, prior to August 26, 2007 (the “Standstill Expiration Date”), it would not and it would cause certain affiliates (including Lehigh Tax Credit Partners II, LLC (“Lehigh II”)) not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any “solicitation” of “proxies” or “consents” (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a “group” (within the meaning of Section 13(d)(3) of the Exchange Act) with respect to any voting securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a “group” solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement.  In addition, Lehigh agreed that until the Standstill Expiration Date it would not sell any BACs acquired by it unless the buyer of such BACs agreed to be bound by the Standstill Agreement; provided, however, Lehigh was entitled to make transfers in the secondary market to any purchaser which represented that following such sale it would not own three percent (3%) or more of the BACs outstanding.  By the terms of the Standstill Agreement, Lehigh also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh was entitled to vote its BACs as it determined with regard to any proposal (i) to remove RFA as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of RFA or its affiliates.

(3)  As of May 28, 2007, Lehigh held 4,192.83 BACs and Lehigh II held 4,182.83 BACs which constitutes approximately 11.5% of the outstanding BACs owned.

(4)  Mr. Schnitzer serves as an executive officer of the Managing Member.  J. Michael Fried, Stuart J. Boesky and Alan P. Hirmes own only an economic interest.

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

Item 14.   Principal Accountant Fees and Services

Audit Fees
The aggregate fees by Friedman LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2008 and 2007 and for the reviews of the financial information included in the Partnership’s Quarterly Reports on Form 10-Q for those years were $100,500 and $96,000, respectively.

Audit Related Fees
None

Tax Fees
The aggregate fees by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax returns for the years ended December 31, 2007 and 2006 were $3,700 and $8,900, respectively.

All Other Fees
None

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	19

	Consolidated Balance Sheets as of March 31, 2008 and 2007	42

	Consolidated Statements of Operations for the years ended March 31, 2008 and 2007	43

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2008 and 2007	44

	Consolidated Statements of Cash Flows for the years ended March 31, 2008 and 2007	45

	Notes to Consolidated Financial Statements	46

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	73

	Schedule I - Condensed Financial Information of Registrant	74

	Schedule III - Real Estate and Accumulated Depreciation	77

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)
The Partnership’s Amended and Restated Agreement of Limited Partnership, incorporated herein as an exhibit by reference to Exhibit A to the Partnership’s Prospectus, dated February 9, 1990, as supplemented by supplements thereto dated December 7, 1990, May 10, 1991, July 10, 1991 and July 23, 1991 (as so supplemented, the “Prospectus”), filed with the Securities and Exchange Commission on July 30, 1992, as part of Post-Effective Amendment No. 6 to the Partnership’s registration statement on Form S-11, File No. 33-30859 (“Post-Effective Amendment No. 6”)

(3B)
The Partnership’s Certificate of Limited Partnership, as filed with Secretary of State of the State of Delaware on August 28, 1989, incorporated herein as an exhibit by reference to Exhibit (3C) to the Partnership’s registration statement on Form S-11, File No. 33-30859, as filed with the Securities and Exchange Commission on September 1, 1989 (the “Initial S-11”)

(10A)	Form of Subscription Agreement, incorporated herein as an exhibit by reference to Exhibit B to the Prospectus as filed as part of Post-Effective Amendment No. 6

(10B)	Form of Purchase and Sale Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests, incorporated herein as an exhibit by reference to Exhibit (10C) to the Initial S-11

(10C)
Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships, incorporated herein as an exhibit by reference to Exhibit (10D) to Pre-Effective Amendment No. 1 to the Partnership’s registration statement on Form S-11, File No. 33-30859, as filed with the Securities and Exchange Commission on December 21, 1989

(21)	Subsidiaries of the Registrant	67

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	70
(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	71
(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Coded (18 U.S.C. 1350)	72

Item 15.	Exhibits and Consolidated Financial Statement Schedules (continued)
Jurisdiction of Organization

(c)	Subsidiaries of the Registrant (Exhibit 21)

	Magnolia Mews Limited Partnership	PA
	Victoria Manor Associates	CA
	Ogontz Hall Investors	PA
	Middletown Associates (Wilson Street)	PA
	Flipper Temple Associates Limited Partnership	GA
	220 Cooper Street Associates Limited Partnership	NJ
	Pecan Creek	OK
	363 Grand Vendome Associates Limited Partnership	NY
	New Augusta Ltd. (Rainer Villas)	AL
	Pine Shadow Apartments	MS
	Windsor Place Apartments	AL
	Brookwood Apartments, Ltd.	AL
	Heflin Hills Apartments, Ltd.	AL
	Shadowood Apts., Ltd.	AL
	Brittany Associates, Ltd.	MS
	Hidden Valley Apartments	AL
	Westbrook Square Limited Partnership	MS
	Warsaw Elderly Housing Ltd. (Royal Pines Apts.)	KY
	West Hill Square Apts., Ltd.	AL
	Elmwood Associates	MS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM TAX CREDIT PLUS L.P.

		By:	RELATED FREEDOM ASSOCIATES L.P.
a General Partner

			By:	RELATED FREEDOM ASSOCIATES INC.,
its General Partner

Date:	July 10, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	July 10, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

			By:	FREEDOM GP INC.
a General Partner

Date:	July 10, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	July 10, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy Robert L. Levy	Chief Financial Officer ,Chief Accounting Officer and Director of Related Freedom Associates, Inc. and Freedom GP Inc.	July 10, 2008

/s/ Andrew J. Weil Andrew J. Weil	President and Chief Executive Officer Related Freedom Associates, Inc. and Freedom GP Inc.	July 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Partners
Freedom Tax Credit Plus L.P. and Subsidiaries

Under date of July 10, 2008, we reported on the consolidated balance sheets of Freedom Tax Credit Plus L.P. and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the years in the two-year period ended March 31, 2008.

In connection with our audits of the aforementioned consolidated financial statements, we have also audited supporting Schedule I as of March 31, 2008 and 2007 and for the years ended March 31, 2008 and 2007, and Schedule III as of March 31, 2008 and for the years ended March 31, 2008 and 2007.  These supporting schedules are the responsibility of the Partnerships' management.  Our responsibility is to express an opinion on these schedules based on our audits.  In our opinion, these schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/ Friedman LLP

New York, New York
July 10, 2008

FREEDOM TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2008	2007

Cash and cash equivalents	$3,220,322	$4,998,494
Investment in subsidiary partnerships, carried on an equity basis	9,034,818	4,084,185

Total assets	$12,255,140	$9,082,679

LIABILITIES AND PARTNERS’ CAPITAL

Due to general partner and affiliates	$2,161,168	$3,016,292
Accounts payable and other liabilities	136,611	145,099

Total liabilities	2,297,779	3,161,391

Partners’ capital	9,957,361	5,921,288

Total liabilities and partners’ capital	$12,255,140	$9,082,679

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.  Accordingly, partners’ equity on the consolidated balance sheet will differ from partners’ equity shown above.

FREEDOM TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007

Income

Other income	$320,626	$350,007
Loss on sale of properties	(178,267)	(545,346)
Total income (loss)	142,359	(195,339)
Expenses

Equity in losses of subsidiary partnerships	(4,533,146)	(13,126,658)
General and administrative	389,152	416,597
General and administrative-related parties	250,280	682,561

Total expenses	(3,893,714)	(12,027,500)

Net income	$4,036,073	$11,832,161

FREEDOM TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED SCHEDULE OF FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007

Net income	$4,036,073	$11,832,161

Adjustments to reconcile net income to net cash used in operating activities:

Equity in income of subsidiary partnerships	(4,533,146)	(13,126,658)

Loss on sale	178,267	545,346

Increase (decrease) in liabilities:

Due to general partner and affiliates	(855,124)	(6,297,952)
Accounts payable and other liabilities	(99,671)	(1,921,958)

Total adjustments	(5,309,674)	(20,801,222)

Net cash used in operating activities	(1,273,601)	(8,969,061)

Cash flows from investing activities:

Distributions from subsidiaries	3,725,537	11,349,453
Distributions	(5,726,155)	(6,995,071)
Contributions – write-off of partnership management fees related to sold properties	814,863	4,095,540
Contributions from related party sales	681,184	3,235,898

Net cash (used in) provided by investing activities	(504,571)	11,685,820

Net (decrease) increase in cash and cash equivalents	(1,778,172)	2,716,759

Cash and cash equivalents, beginning of year	4,998,494	2,281,735

Cash and cash equivalents, end of year	$3,220,322	$4,998,494

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
SCHEDULE III
SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
MARCH 31, 2008

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized/ Reduced Subsequent to Acquisition	Purchase Price Adjustments (B) Buildings and Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements are Computed (C)(D)
		Land	Buildings and Improvements			Land	Buildings and Improvements	Total (A)

Parkside Townhouses
York, PA (E)	$0	$263,231	$4,439,564	$(4,702,795)	$0	$0	$0	$0	$0	1989	Sept. 1990	27.5
Twin Trees
Layton, UT (F)	0	112,401	2,668,179	(2,569,089)	(47,642)	0	0	0	0	1989	Oct. 1990	27.5
Bennion (Mulberry)
Taylorsville, UT (F)	0	258,000	4,934,447	(4,860,317)	(22,842)	0	0	0	0	1989	Oct. 1990	27.5
Hunters Chase
Madison, AL (F)	0	411,100	5,616,330	(4,852,013)	(713,028)	0	0	0	0	1989	Oct. 1990	27.5
Bethel Park
Bethel, OH (F)	0	141,320	5,365,882	(4,468,364)	(846,229)	0	0	0	0	1989	Oct. 1990	27.5
Zebulon Park
Owensville, OH (F)	0	165,000	4,187,880	(3,593,655)	(542,936)	0	0	0	0	1989	Oct. 1990	27.5
Tivoli Place
Murphreesboro, TN (F)	0	267,500	4,146,759	(3,887,845)	(207,625)	0	0	0	0	1989	Oct. 1990	27.5
Northwood
Jacksonville, FL (F)	0	494,900	6,630,321	(6,284,146)	(294,886)	0	0	0	0	1989	Oct. 1990	27.5
Oxford Trace
Aiken, SC (F)	0	162,000	1,725,512	(1,513,174)	(161,049)	0	0	0	0	1989	Oct. 1990	27.5
Wilshire
Huntsville, AL (F)	0	178,497	4,014,281	(3,530,587)	(432,405)	0	0	0	0	1989	Oct. 1990	27.5
Ivanhoe
Salt Lake City, UT (E)	0	41,000	1,136,915	(1,103,361)	0	0	0	0	0	1991	Jan. 1991	27.5
Washington Avenue
Brooklyn, NY (F)	0	42,485	2,843,351	(2,809,797)	0	0	0	0	0	1991	Jan. 1991	27.5
C.H. Development (Manhattan B)
New York, NY (F)	0	3	3,294,688	(3,261,134)	0	0	0	0	0	1991	Jan. 1991	27.5
Davidson Court
Staten Island, NY (E)	0	96,892	773,052	(739,498)	0	0	0	0	0	1991	Mar. 1991	27.5
Magnolia Mews
Philadelphia, PA (I)	0	200,000	668,007	(634,453)	0	0	0	0	0	1991	Mar. 1991	27.5
Oaks Village
Whiteville, NC (E)	0	63,548	1,799,849	(63,548)	0	0	0	0	0	1991	Mar. 1991	27.5
Greenfield Village
Dunn, NC (E)	0	78,296	1,806,126	(78,296)	0	0	0	0	0	1991	Mar. 1991	27.5
Morris Avenue (CLM Equities)
Bronx, NY (E)	0	2	4,767,049	(4,733,495)	0	0	0	0	0	1991	Apr. 1991	27.5
Victoria Manor
Riverside, CA (H)	0	615,000	5,340,962	(5,307,408)	0	0	0	0	0	1991	Apr. 1991	27.5
Ogontz Hallz
Philadelphia, PA (I)	0	0	328,846	(295,294)	0	0	0	0	0	1990	Apr. 1991	27.5
Eagle Ridge
Stoughton, WI (F)	0	321,594	2,627,385	(2,593,831)	0	0	0	0	0	1991	May 1991	27.5
Nelson Anderson
Bronx, NY (E)	0	2	6,524,096	(6,490,542)	0	0	0	0	0	1991	June 1991	27.5
Conifer Irondequoit (Abraham Lincoln) (G)
Irondequoit, NY	0	20,000	5,407,108	(5,373,555)	0	0	0	0	0	1991	Sept. 1991	27.5
Wilson Street Apts. (Middletown)
Middletown, PA (I)	0	38,449	0	33,553	0	0	0	0	0	1991	Sept. 1991	27.5
Lauderdale Lakes
Lauderdale Lakes, FL (F)	0	873,973	3,976,744	(3,943,152)	0	0	0	0	0	1991	Oct. 1991	40
Flipper Temple
Atlanta, GA	2,404,663	70,519	4,907,110	905,192	0	72,035	5,810,625	5,882,660	2,749,037	1991	Oct. 1991	27.5

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
SCHEDULE III
SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
MARCH 31, 2008
(continued)

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized/ Reduced Subsequent to Acquisition	Purchase Price Adjustments (B) Buildings and Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements are Computed (C)(D)
		Land	Buildings and Improvements			Land	Buildings and Improvements	Total (A)

220 Cooper Street
Camden, NJ (I)	0	41,000	0	33,553	0	0	0	0	0	1991	Dec. 1991	27.5
Vendome
Brooklyn, NY (I)	0	12,000	4,867,584	(4,834,030)	0	0	0	0	0	1991	Dec. 1991	20
Pecan Creek
Tulsa, OK (I)	0	50,000	1,484,923	(1,481,696)	0	0	0	0	0	1991	Dec. 1991	27.5
New Augusta Ltd. (Rainer Villas)
New Augusta, AL (I)	0	15,000	939,681	(936,454)	0	0	0	0	0	1991	Dec. 1991	27.5
Pine Shadow Apts.
Waveland, MS	1,610,199	74,550	2,117,989	214,705	0	74,711	2,332,533	2,407,244	1,191,337	1991	Dec. 1991	27.5
Windsor Place Apts.
Wedowee, AL (I)	0	40,000	904,888	(901,661)	0	0	0	0	0	1991	Dec. 1991	27.5
Brookwood Apts.
Foley, AL (I)	0	68,675	1,517,190	(1,513,963)	0	0	0	0	0	1991	Dec. 1991	27.5
Heflin Hills Apts.
Heflin, AL (I)	0	50,000	841,300	(838,073)	0	0	0	0	0	1991	Dec. 1991	27.5
Shadowood Apts.
Stevenson, AL (I)	0	27,000	898,800	(895,573)	0	0	0	0	0	1991	Dec. 1991	27.5
Brittany Apartments
DeKalb, MS (I)	0	20,000	843,592	(840,365)	0	0	0	0	0	1990	Dec. 1991	27.5
Hidden Valley Apts.
Brewton, AL (I)	0	68,000	1,637,840	(1,634,613)	0	0	0	0	0	1991	Dec. 1991	27.5
Westbrook Square L.P.
Carthage, MS	997,856	40,000	1,254,957	77,956	0	40,161	1,332,752	1,372,913	598,860	1990	Dec. 1991	27.5
Warsaw Elderly Housing Ltd.
Warsaw, KY	1,104,487	98,819	1,333,606	36,258	0	98,980	1,369,703	1,468,683	575,037	1991	Dec. 1991	27.5
West Hill Square Apts. Ltd.
Gordo, AL (I)	0	60,000	954,020	(950,793)	0	0	0	0	0	1991	Dec. 1991	27.5
Elmwood Assoc.
Picayune, MS (I)	0	81,500	829,183	(825,972)	0	0	0	0	6	1991	Dec. 1991	27.5
Harmony Gate Assoc.
Los Angeles, CA (G)	0	0	9,757,807	(9,754,580)	0	0	0	0	0	1992	Jan. 1992	27.5

Less discontinued operations	(1,610,199)	(5,452,918)	(112,618,130)	102,812,057	3,268,642	(74,711)	(2,335,626)	(2,410,337)	(1,195,774)

	$4,507,006	$209,338	$7,495,673	$1,016,152	$0	$211,176	$8,509,987	$8,721,163	$3,918,503

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
(E) The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2006.
(F) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2007.
(G) The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2007.
(H) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008.
(I)  The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2008.

FREEDOM TAX CREDIT PLUS L.P.
AND CONSOLIDATED PARTNERSHIPS
SCHEDULE III
SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
MARCH 31, 2008
(continued)

Reconciliation of Real Estate owned:

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2008	2007	2008	2007

Balance at beginning of year	$48,697,751	$69,847,093	$23,820,319	$33,384,359
Additions during year:
Improvements	319,151	949,279
Discontinued operations and dispositions	(40,295,739)	(22,098,621)	(21,093,211)	(12,020,784)
Depreciation expense			1,191,395	2,456,744

Balance at close of year	$8,721,163	$48,697,751	$3,918,503	$23,820,319

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