Form 10-Q
period 2008-06-30
FREEDOM TAX CREDIT PLUS LP
filed 2008-08-13
CIK 854926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24652

FREEDOM TAX CREDIT PLUS L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3533987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)

ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $3,376,204 and $3,918,503, respectively)	$3,875,961	$4,802,660
Cash and cash equivalents	3,365,640	3,548,031
Cash held in escrow	511,218	603,486
Deferred costs (net of accumulated amortization of $122,820 and $120,950, respectively)	186,289	188,159
Due from local general partners and affiliates (Note 2)	284,282	284,282
Other assets	251,703	49,990
Total operating assets	8,475,093	9,476,608
Assets related to discontinued operations (Note 6)
Property and equipment held for sale (net of accumulated depreciation of $1,790,127 and $1,195,775, respectively)	2,086,108	1,211,462
Other assets related to discontinued operations	529,397	282,965
Total assets related to discontinued operations	2,615,505	1,494,427
Total assets	$11,090,598	$10,971,035
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating liabilities
Mortgage notes payable	$3,393,503	$4,507,006
Accounts payable and other liabilities	185,825	204,024
Due to local general partners and affiliates	18,069	19,081
Due to general partners and affiliates (Note 2)	2,181,292	2,166,168
Total operating liabilities	5,778,689	6,896,279
Liabilities related to discontinued operations (Note 6)
Mortgage notes payable	2,704,927	1,610,199
Liabilities related to discontinued operations including minority interest	354,186	297,989
Total liabilities related to discontinued operations	3,059,113	1,908,188
Total liabilities	8,837,802	8,804,467
Minority interests	(238,145)	(201,531)
Commitments and contingencies (Note 7)
Partners’ capital (deficit):
Limited partners – 72,896 BACs issued and outstanding	(1,937,998)	(2,059,612)
General partners	4,428,939	4,427,711
Total partners’ capital (deficit)	2,490,941	2,368,099
Total liabilities and partners’ capital (deficit)	$11,090,598	$10,971,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2008	2007*

Operations:

Revenues
Rental income	$434,489	$414,638
Other	30,781	76,530
Total revenues	465,270	491,168
Expenses
General and administrative	120,000	164,003
General and administrative-related parties (Note 2)	83,728	72,286
Repairs and maintenance	78,504	78,948
Operating and other	44,034	36,613
Real estate taxes	26,776	28,147
Insurance	21,221	23,087
Interest	77,635	76,880
Depreciation and amortization	45,063	45,995
Total expenses	496,961	525,959
Loss before minority interest and discontinued operations	(31,691)	(34,791)
Minority interest in loss of subsidiaries from operations	(919)	(892)
Loss from continuing operations	(32,610)	(35,683)
Discontinued operations:
Income (loss) from discontinued operations (including minority interest and gain on sale of properties) (Note 6)	155,452	(72,389)
Net income (loss)	$122,842	$(108,072)
Loss from continuing operations – limited partners	$(32,284)	$(35,326)
Income (loss) from discontinued operations (including minority interest and gain on sale of properties) – limited partners	153,898	(71,665)
Net income (loss) – limited partners	$121,614	$(106,991)
Weighted average number of BACs outstanding	72,896	72,896
Loss from continuing operations per weighted average BAC	$(0.44)	$(0.49)
Income (loss) from discontinued operations per weighted average BAC	2.11	(0.98)
Net income (loss) per weighted average BAC	$1.67	$(1.47)

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ CAPITAL (DEFICIT)
(Unaudited)

	Total	Limited Partners	General Partners

Partners’ capital (deficit) – April 1, 2008	$2,368,099	$(2,059,612)	$4,427,711
Net income	122,842	121,614	1,228
Partners’ capital (deficit) – June 30, 2008	$2,490,941	$(1,937,998)	$4,428,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Cash flows from operating activities:

Net income (loss)	$122,842	$(108,072)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of properties	(134,575)	(24,264)
Depreciation and amortization	76,087	379,248
Minority interest in loss of subsidiaries	(28,642)	(155,663)
Increase in cash held in escrow	(50,566)	(55,530)
Increase in other assets	(213,507)	(268,562)
Increase in accounts payable and other liabilities	6,850	171,517
Increase in due to general partners and affiliates	15,124	44,260
Decrease in due to local general partners and affiliates	0	(10,067)

Net cash used in operating activities	(206,387)	(27,133)

Cash flows from investing activities:
Proceeds from sale of investment	134,575	30,767
Acquisition of property and equipment	0	(205,937)

Net cash provided by (used in) investing activities	134,575	(175,170)

Cash flows from financing activities:

Repayments of mortgage notes	(18,775)	(62,361)

Net cash used in financing activities	(18,775)	(62,361)

Net decrease in cash and cash equivalents	(90,587)	(264,664)

Cash and cash equivalents at beginning of period	3,584,111	5,901,561

Cash and cash equivalents at end of period*	$3,493,524	$5,636,897

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$126,728	$643,861

Summarized below are the components of the loss on sale of properties:
Proceeds from sale of investments – net	$(134,575)	$(30,767)
(Increase) decrease in property and equipment, net of accumulated depreciation	(22,164)	1,654,113
Decrease in cash held in escrow	0	275,211
Decrease in rents receivable	0	3,416
Decrease in other assets	0	3,610
Decrease in mortgage notes payable	0	(910,566)
(Decrease) increase in accounts payable and other liabilities	(7,823)	(178,670)
Decrease in due to general partners and affiliates	0	(38,125)
Decrease in due to local general partners and affiliate	0	(996,215)
Decrease in deferred costs	0	21,136
Increase (decrease) in capitalization of consolidated subsidiaries attributable to minority interest	29,987	172,593

See Note 6 for cash flows from discontinued operations.

*Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $127,884 and $0, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 1 - General

The condensed consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. (“the Partnership”) and its subsidiary partnerships (“subsidiaries”, “subsidiary partnerships” or “Local Partnerships”) in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of Related Freedom Associates L.P., a Delaware limited partnership and Freedom GP Inc., a Delaware corporation (each a “General Partner” and collectively, the “General Partners”), which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnership (each a “Local General Partner”), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships.  As of June 30, 2008, the Partnership’s limited partnership interest in twenty-four Local Partnerships and the property and the related assets and liabilities of fourteen Local Partnerships have been sold (see Note 4).  In addition, as of June 30, 2008 the Partnership has entered into agreements to sell its limited partnership interest in two Local Partnerships (see Note 5).  Subsequently, on August 4, 2008, the Partnership sold its limited partnership interest in one Local Partnership (see Note 8).

For financial reporting purposes, the Partnership’s first fiscal quarter ends on June 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  The first quarter for all subsidiaries ends March 31.  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $29,000 and $156,000 for the three months ended June 30, 2008 and 2007, respectively.  These amounts include approximately $29,000 and $153,000, respectively, which were related to discontinued operations.  The Partnership’s investment in each subsidiary is generally equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of June 30, 2008, its results of operations and its cash flows for the three months ended June 30, 2008 and 2007.  However, the operating results and cash flows for the three months ended June 30, 2008 may not be indicative of the results for the entire year.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAF No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented I conformity with generally accepted accounting principles. SFAF No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The standard is effective 60days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAF No. 162 is not expected to have an impact on the Partnership’s condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 2 - Related Party Transactions

The costs incurred to related parties from operations for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007*

Partnership management fees (a)	$18,250	$4,964
Expense reimbursement (b)	29,893	34,092
Local administrative fee (c)	625	625
Total general and administrative-General Partners	48,768	39,681
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (d)	34,960	32,605
Total general and administrative-related parties	$83,728	$72,286

*   Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007*

Local administrative fee (c)	$250	$9,672
Total general and administrative-General Partners	250	9,672
Property management fees incurred to affiliates of the Local General Partners (d)	7,295	68,681
Total general and administrative-related parties	$7,545	$78,353

*    Reclassified for comparative purposes.

(a)  The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement and Certificate of Limited Partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and Beneficial Assignment Certificates (“BACs”) holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,109,000 and $2,090,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively.  Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations.  The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

(d)  Property management fees incurred by subsidiary partnerships amounted to $42,255 and $109,839 for the three months ended June 30, 2008 and 2007, respectively.  Of these fees, $42,255 and $101,286 were incurred to affiliates of the subsidiary partnerships, which include $7,295 and $68,681, respectively, of fees relating to discontinued operations

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

e)   Due from Local General Partners and affiliates at June 30, 2008 and March 31, 2008 consists of the following:

	June 30, 2008	March 31, 2008

Operating advances	$284,282	$284,282

Note 3 – Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The Partnership’s financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	At June 30, 2008		Fair Value Measurements at June 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$6,098,430	$6,098,430	$6,098,430	$0	$0

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above.

Note 4 – Sale of Properties

The Partnership is currently in the process of disposing of all of its investments.  As of June 30, 2008, the Partnership’s limited partnership interest in twenty-four Local Partnerships and the property and the related assets and liabilities of fourteen Local Partnerships have been sold.  In addition, as of June 30, 2008, the Partnership has entered into agreements to sell its limited partnership interest in two Local Partnerships (see Note 5).  Subsequently, on August 4, 2008, the Partnership sold its limited partnership interest in one Local Partnership (see Note 8).  There can be no assurance as to when the Partnership will dispose of its remaining four investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On February 28, 2008, the Partnership’s limited partnership interest in Ogontz Hall Investors, L.P. (“Ogontz Hall”) was sold to an affiliate of the Local General Partner for a sales price of $15,000.  The Partnership received proceeds of $15,000.  Because Ogontz Hall was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $508,000 at the date of sale.  An adjustment to the non-cash contribution of approximately $30,000 was recorded during the quarter ended June 30, 2008, resulting in an overall non-cash contribution of approximately $538,000.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $523,000 and the $15,000 cash received from the sale.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

On July 26, 2006, the property and the related assets and liabilities of Washington Brooklyn Limited Partnership (“Washington”) were sold to an unaffiliated third party purchaser for a sales price of approximately $160,000 and the assumption of the related mortgage liabilities and certain litigation which was resolved in 2006.  After the repayment of other liabilities and closing costs of approximately $25,000, the Partnership received $134,575 on May 8, 2008.  During the quarter ended June 30, 2006, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (“SFAS No. 144”), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000.  The sale resulted in a loss of approximately $384,000 resulting from the write-off of the partners’ basis in the property of approximately $384,000 at the date of the sale which was recognized during the year ended March 31, 2007.  An adjustment to the loss of approximately $5,000 was recorded during the quarter ended June 30, 2007, resulting in overall loss of approximately $379,000.  The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $30,000 as a result of the write-off of payables owed by Local Partnership.  The sale resulted in the liquidation of Washington.

On May 3, 2007, the Partnership’s limited partnership interest in 220 Cooper Street Limited Partnership (“Cooper Street”) was sold to the Local General Partner for a sales price of $50,000.  The Partnership received net proceeds of approximately $12,000 from this sale.  Because Cooper Street was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $173,000.  Such contribution flows through minority interest as a result of the write-off of the partners’ deficit basis in the property of approximately $161,000 and the $12,000 cash received from the sale.

Note 5 – Assets Held for Sale

On June 18, 2008 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Warsaw Elderly Housing, Ltd. (“Warsaw”) to an affiliate of the Local General Partners for a sales price of $10,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The closing occurred on August 4, 2008 (see Note 8). As of March 31, 2008, Warsaw had property and equipment, at cost, of approximately $1,465,000, accumulated depreciation of approximately $570,000 and mortgage debt of approximately $1,103,000.

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Pine Shadow, Ltd (“Pine Shadow”) to an affiliate of the Local General Partners for a sales price of $1,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The closing is expected to occur by the end of 2008.  No assurance can be given that the sale will actually occur.  As of March 31, 2008, Pine Shadow had property and equipment, at cost, of approximately $2,404,000, accumulated depreciation of approximately $1,192,000 and mortgage debt of approximately $1,602,000.

Note 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or under contract to be sold and, therefore, classified as assets held for sale.  As of June 30, 2008, Victoria Manor and Ogontz Hall, which were sold during the year ended March 31, 2008, and Warsaw and Pine Shadow, which were classified as assets held for sale, were all classified as discontinued operations on the condensed consolidated balance sheets.  As of March 31, 2008, Victoria Manor, which was sold during the year ended March 31, 2008 and Pine Shadow, which was classified as an asset held for sale, were all classified as discontinued operations on the balance sheets.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Consolidated Balance Sheets of Discontinued Operations:

	June 30, 2008	March 31, 2008

Assets
Property and equipment, net of accumulated depreciation of $1,790,127 and $1,195,775, respectively	$2,086,108	$1,211,462
Cash and cash equivalents	127,884	36,080
Cash held in escrow	352,370	209,536
Other assets	49,143	37,349
Total assets	$2,615,505	$1,494,427

Liabilities
Mortgage notes payable	$2,704,927	$1,610,199
Accounts payable and other liabilities	127,439	110,212
Due to local general partners and affiliates	33,251	32,239
Due to general partners and affiliates	1,000	1,000
Minority interest	192,496	154,538
Total liabilities	$3,059,113	$1,908,188

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2008, Ogontz Hall, which was sold during the three months ended June 30, 2008, and Warsaw and Pine Shadow, which were classified as assets held for sale, were all classified as discontinued operations on the condensed consolidated statements of operations.  For the three months ended June 30, 2007, Cooper Street, which was sold during the three months ended June 30, 2007, Magnolia Mews, Victoria Manor, Vendome, Pecan Creek, Wilson Street, Brittany, Brookwood, Elmwood, Heflin Hills, Hidden Valley, New August, Shadowood, West Hill Square, Windsor and Ogontz Hall, which were sold during the year ended March 31, 2008, and Warsaw and Pine Shadow, in order to present comparable results for the three months ended June 30, 2008, were all classified as discontinued operations on the condensed consolidated statements of operations.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended June 30,
	2008	2007*

Revenues
Rental income	$79,424	$934,493
Other	96,086	201,915
Gain on sale of property	134,575	24,264
Total revenues	310,085	1,160,672
Expenses
General and administrative	25,938	186,368
General and administrative-related parties (Note 2)	7,545	78,353
Repairs and maintenance	17,675	224,235
Operating and other	7,396	152,655
Real estate taxes	11,288	58,646
Insurance	9,739	62,223
Interest	73,589	293,883
Depreciation and amortization	31,024	333,253
Total expenses	184,194	1,389,616
Income (loss) before minority interest	125,891	(228,944)
Minority interest in loss of subsidiaries from discontinued operations	29,561	156,555
Net income (loss) from discontinued operations	$155,452	$(72,389)
Net income (loss) – limited partners from discontinued operations	$153,898	$(71,665)
Number of BACs outstanding	72,896	72,896
Net income (loss) from discontinued operations per weighted average BAC	$2.11	$(0.98)

Cash Flows from Discontinued Operations:

	Three Months Ended June 30,
	2008	2007*

Net cash provided by discontinued operating activities	$29,667	$173,458
Net cash provided by (used in) discontinued investing activities	$155,157	$(138,138)
Net cash used in discontinued financing activities	$(39,746)	$(227,828)

*  Reclassified for comparative purposes.

Note 7 – Commitments and Contingencies

Pine Shadow, Ltd. (“Pine Shadow”)
During 2005, Pine Shadow suffered damages from flooding due to Hurricane Katrina.  However, in 2006, Pine Shadow entered into an agreement with Rural Housing Services (“RHS”) in which Pine Shadow is to receive funding to replace all damages to the property.  The funds to be received will be a Second Soft Loan in the amount of $4,384,000 with an annual interest rate of 1%.  Payments on the loan will be deferred for a 20 year period.  In accordance with SFAS No. 144, the Partnership has determined that there is no impairment and the carrying amounts of the assets are recoverable, therefore, no adjustments are required.  As of the filing date of this report, the funds have not yet been received.  As of December 31, 2007, the Partnership has entered into an agreement to sell its limited partnership interest in Pine Shadow (see Note 5).

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, and due to the fact that the Partnership is in the final stages of liquidating its portfolio, the portfolio is no longer geographically diverse.  The current market conditions could affect the value of the Partnership’s portfolio.  There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of June 30, 2008, there was one Local Partnership subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way.  Management believes the only impact would be from laws that have not yet been adopted.

Note 8 – Subsequent Event

On August 4, 2008, the Partnership sold its limited partnership interest in Warsaw to an unaffiliated third party purchaser for a sales price of $10,000.  The sale will result in a gain of approximately $8,000 resulting from the write-off of the basis in the Local Partnership of approximately $2,000 at the date of sale and the $10,000 cash received from the sale, which will be recognized during the Partnership’s quarter ending September 30, 2008.  As of March 31, 2008, Warsaw had property and equipment, at cost, of approximately $1,465,000, accumulated depreciation of approximately $570,000 and mortgage debt of approximately $1,103,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in forty-two Local Partnerships.  As of June 30, 2008, the Partnership’s limited partnership interest in twenty-four Local Partnerships and the property and the related assets and liabilities of fourteen Local Partnerships have been sold (see Note 4).  In addition, as of June 30, 2008, the Partnership has entered into agreements to sell its limited partnership interest in two Local Partnerships (see Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining four investments.

Short-Term

The Partnership’s primary sources of funds included:  (i) working capital reserves, exclusive of Local Partnerships' working capital; (ii) interest earned on the working capital reserves, exclusive of Local Partnerships' working capital; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the three months ended June 30, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $0 and $66,000, respectively, which have been eliminated in consolidation.  Additionally, during the three months ended June 30, 2008 and 2007, the Partnership received approximately $135,000 and $31,000, respectively, of proceeds and distributions from the sale of investments.

For the three months ended June 30, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $91,000 due to net cash used in operating activities of approximately $206,000 and repayments of mortgage notes of approximately $19,000.  Such outflows exceeded proceeds from sale of investments of approximately $135,000.  Included in the adjustments to reconcile the net income to net cash used in operating activities is depreciation and amortization of approximately $76,000 and gain on sale of properties of approximately $135,000.

Total expenses for the three months ended June 30, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative–related parties, totaled $290,535 and $330,798, respectively.

As of June 30, 2008 and March 31, 2008, accounts payable and other liabilities totaled $185,825 and $204,024, respectively, which are comprised of the following amounts:

	June 30, 2008	March 31, 2008

Accounts payable	$113,600	$141,746
Accrued interest payable	35,865	19,710
Security deposits payable	36,360	42,568
Total accounts payable and other liabilities	$185,825	$204,024

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

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

A working capital reserve of approximately $3,249,000, exclusive of Local Partnerships’ working capital, remained unused at June 30, 2008.  It is used to pay operating expenses of the Partnership, including partnership management fees payable to the General Partners and advances to Local Partnerships if warranted.

Long-Term

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $2,174,000 and $2,126,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively. Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations.  The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Note 7 to the condensed consolidated financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will, or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the Partnership’s portfolio may not be affected.  However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.   The current market conditions could affect the value of the Partnership’s portfolio.

The Partnership fully invested the proceeds of its offering in forty-two local partnerships, all of which have been held through the end of their respective Compliance Periods.  As of December 31, 2002, all the Local Partnerships completed their tax credit periods and the Partnership had met its primary objective of generating Tax Credits for qualified BACs holders.  Each Local Partnership complied with the Tax Credit requirements until the end of the Compliance Period and, therefore, did not suffer a recapture of the Tax Credits.  The Compliance Periods with respect to the Properties have all ended as of December 31, 2007.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2008.

Discontinued Operations

The Partnership is currently in the process of disposing of its investments.  The disposals meet the criteria established for recognition as a discontinued operation under SFAS No. 144.  SFAS No. 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity.  See Note 4 to the condensed consolidated financial statements for a discussion of the sale of properties.  As of June 30, 2008, there were two assets held for sale.  See Note 5 for a discussion of assets held for sale.

Critical Accounting Policies and Estimates

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended March 31, 2008.

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

During the three months ended June 30, 2008, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.  Through June 30, 2008, the Partnership has recorded approximately $5,726,000 as a loss on impairment of assets or reduction to estimated fair value.

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

Results of Operations

Three months ended June 30, 2008 as compared to the same period in 2007

The results of operations for the three months ended June 30, 2008 and 2007, as discussed below, continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.  This discussion excludes the results of its discontinued operations (see Item 1, Note 6).

Rental income increased approximately 5% for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to an increase in rental rates at one Local Partnership and a decrease in vacancies at a second Local Partnership.

Other income decreased approximately $46,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007.  This fluctuation pertained to a decrease in interest income resulting from the different amounts of cash available for investment due to the receipt of sales proceeds as well as the length of time such cash was invested at the Partnership level.

Total expenses, excluding general and administrative and general and administrative-related parties, remained fairly consistent with an increase of approximately 1% for the three months ended June 30, 2008 as compared to the corresponding period in 2007.

General and administrative expenses decreased approximately $44,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to a decrease in legal fees relating to sale of properties and a decrease in audit fees relating to additional audit procedures in the prior year at the Partnership level, partially offset by an increase in accounting fees and telephone costs at one Local Partnership.

General and administrative-related parties expenses increased approximately $11,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to an increase in Partnership management fees resulting from lower offsets of administrative fees received from Local Partnerships at the Partnership level.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 8.25% to 8.75% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the fair value of the mortgage notes payable.  The Partnership does not have any other market sensitive instruments.  There are no material changes to such disclosure or amounts as of June 30, 2008.

The Partnership does not have any other market risk sensitive instruments.

Item 4(T).   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and Chief Financial Officer of Related Freedom Associates L.P. and Freedom G.P. Inc., the general partners of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

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

This report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – No changes

Item 2.	Unregistered Sales of Equity and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

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

FREEDOM TAX CREDIT PLUS L.P.

		By:	RELATED FREEDOM ASSOCIATES L.P.
a General Partner

			By:	RELATED FREEDOM ASSOCIATES INC.,
its General Partner

Date:	August 13, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	August 13, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

			By:	FREEDOM GP INC.
a General Partner

Date:	August 13, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	August 13, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer