Form 10-Q
period 2008-09-30
FREEDOM TAX CREDIT PLUS LP
filed 2008-11-12
CIK 854926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)

ASSETS

Operating assets
Property and equipment - (at cost, net of accumulated depreciation of $3,433,937 and $3,918,503, respectively)	$3,818,389	$4,802,660
Cash and cash equivalents	3,134,677	3,548,031
Cash held in escrow	567,599	603,486
Deferred costs (net of accumulated amortization of $124,689 and $120,950, respectively)	184,420	188,159
Due from local general partners and affiliates (Note 2)	284,282	284,282
Other assets	271,602	49,990
Total operating assets	8,260,969	9,476,608
Assets related to discontinued operations (Note 6)
Property and equipment held for sale (net of accumulated depreciation of $1,206,138 and $1,195,775, respectively)	1,201,260	1,211,462
Other assets related to discontinued operations	278,020	282,965
Total assets related to discontinued operations	1,479,280	1,494,427
Total assets	$9,740,249	$10,971,035
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating liabilities
Mortgage notes payable	$3,380,054	$4,507,006
Accounts payable and other liabilities	202,061	204,024
Due to local general partners and affiliates	18,069	19,081
Due to general partners and affiliates (Note 2)	2,165,311	2,166,168
Total operating liabilities	5,765,495	6,896,279
Liabilities related to discontinued operations (Note 6)
Mortgage notes payable	1,600,016	1,610,199
Liabilities related to discontinued operations including minority interest	300,762	297,989
Total liabilities related to discontinued operations	1,900,778	1,908,188
Total liabilities	7,666,273	8,804,467
Minority interests	(238,200)	(201,531)
Commitments and contingencies (Note 7)
Partners’ capital (deficit):
Limited partners – 72,896 BACs issued and outstanding	(2,114,976)	(2,059,612)
General partners	4,427,152	4,427,711
Total partners’ capital (deficit)	2,312,176	2,368,099
Total liabilities and partners’ capital (deficit)	$9,740,249	$10,971,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Operations:

Revenues
Rental income	$419,674	$416,782	$854,163	$831,420
Other	21,430	91,436	52,211	167,966
Total revenues	441,104	508,218	906,374	999,386
Expenses
General and administrative	180,911	180,946	300,911	344,948
General and administrative-related parties (Note 2)	139,436	120,914	223,164	193,201
Repairs and maintenance	108,794	128,991	187,298	207,939
Operating and other	43,377	40,911	87,411	77,524
Real estate taxes	26,147	23,647	52,923	51,794
Insurance	19,671	21,469	40,892	44,556
Interest	75,492	83,126	153,127	160,006
Depreciation and amortization	49,061	53,861	94,124	99,856
Total expenses	642,889	653,865	1,139,850	1,179,824
Loss before minority interest and discontinued operations	(201,785)	(145,647)	(233,476)	(180,438)
Minority interest in loss (income) of subsidiaries from operations	56	684	(863)	(208)
Loss from continuing operations	(201,729)	(144,963)	(234,339)	(180,646)
Discontinued operations:
Income (loss) from discontinued operations (including minority interest and (loss) gain on sale of properties) (Note 6)	22,964	(359,002)	178,416	(431,391)
Net loss	$(178,765)	$(503,965)	$(55,923)	$(612,037)
Loss from continuing operations – limited partners	$(199,711)	$(143,513)	$(231,996)	$(178,840)
Income (loss) from discontinued operations (including minority interest and (loss) gain on sale of properties) – limited partners	22,734	(355,412)	176,632	(427,077)
Net loss – limited partners	$(176,977)	$(498,925)	$(55,364)	$(605,917)
Number of BACs outstanding	72,896	72,896	72,896	72,896
Loss from continuing operations per weighted average BAC	$(2.74)	$(1.97)	$(3.18)	$(2.45)
Income (loss) from discontinued operations per weighted average BAC	0.31	(4.87)	2.42	(5.86)
Net loss per weighted average BAC	$(2.43)	$(6.84)	$(0.76)	$(8.31)

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ CAPITAL (DEFICIT)
(Unaudited)

	Total	Limited Partners	General Partners

Partners’ capital (deficit) – April 1, 2008	$2,368,099	$(2,059,612)	$4,427,711
Net loss	(55,923)	(55,364)	(559)
Partners’ capital (deficit) – September 30, 2008	$2,312,176	$(2,114,976)	$4,427,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(55,923)	$(612,037)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of properties	(134,575)	172,895
Depreciation and amortization	134,009	749,225
Minority interest in loss of subsidiaries	(67,551)	(95,836)
Increase in cash held in escrow	(172,533)	(169,280)
Decrease (increase) in other assets	16,947	(181,568)
Decrease in accounts payable and other liabilities	(217,146)	(85,897)
Decrease in due to general partners and affiliates	(857)	(100,250)
Decrease in due to local general partners and affiliates	0	(17,768)
Net cash used in operating activities	(497,629)	(340,516)
Cash flows from investing activities:
Proceeds from sale of investments	134,575	121,767
Costs paid relating to sale of properties	0	(11,850)
Acquisition of property and equipment	0	(174,415)
Net cash provided by (used in) investing activities	134,575	(64,498)
Cash flows from financing activities:
Repayments of mortgage notes	(35,515)	(114,765)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	0	(4,317)
Net cash used in financing activities	(35,515)	(119,082)
Net decrease in cash and cash equivalents	(398,569)	(524,096)
Cash and cash equivalents at beginning of period	3,584,111	5,901,561
Cash and cash equivalents at end of period*	$3,185,542	$5,377,465
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$257,438	$915,384
Summarized below are the components of the gain (loss) on sale of properties:
Proceeds from sale of investment – net	$(134,575)	$(109,917)
Decrease in property and equipment, net of accumulated depreciation	864,203	3,169,189
Decrease in cash held in escrow	213,121	519,906
Decrease in rents receivable	5,384	207,054
Decrease in other assets	2,773	2,440
Decrease in mortgage notes payable	(1,101,620)	(2,384,322)
(Decrease) increase in accounts payable and other liabilities	(13,780)	(320,782)
Decrease in due to local general partners and affiliate	(1,012)	(998,721)
Decrease in deferred costs	0	34,305
Increase (decrease) in capitalization of consolidated subsidiaries attributable to minority interest	30,931	53,743

See Note 6 for cash flows from discontinued operations.

*Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $50,865 and $166,488, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. (“the Partnership”) and its subsidiary partnerships (“subsidiaries”, “subsidiary partnerships” or “Local Partnerships”) in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of Related Freedom Associates L.P., a Delaware limited partnership and Freedom GP Inc., a Delaware corporation (each a “General Partner” and collectively, the “General Partners”), which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnership (each a “Local General Partner”), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships.  As of September 30, 2008, the Partnership’s limited partnership interest in twenty-five Local Partnerships and the property and the related assets and liabilities of fourteen Local Partnerships have been sold (see Note 4).  In addition, as of September 30, 2008 the Partnership has entered into an agreement to sell its limited partnership interest in one of the remaining three Local Partnerships (see Note 5).

For financial reporting purposes, the Partnership’s second fiscal quarter ends on September 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  The second quarter for all subsidiaries ends June 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $39,000 and $0 and $68,000 and $96,000 for the three and six months ended September 30, 2008 and 2007, respectively, which include approximately $39,000 and $0 and $68,000 and $91,000, respectively, related to discontinued operations.  The Partnership’s investment in each subsidiary is generally equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of September 30, 2008, its results of operations for the three and six months ended September 30, 2008 and 2007 and its cash flows for the six months ended September 30, 2008 and 2007.  However, the operating results and cash flows for the six months ended September 30, 2008 may not be indicative of the results for the entire year.

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

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  We do not expect the adoption of FSP FAS 157-3 to have a material effect on our condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 2 – Related Party Transactions

The costs incurred to related parties from operations for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Partnership management fees (a)	$43,319	$47,125	$61,569	$52,089
Expense reimbursement (b)	62,081	40,683	91,974	74,776
Local administrative fee (c)	625	625	1,250	1,250
Total general and administrative-General Partners	106,025	88,433	154,793	128,115
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (d)	33,411	32,481	68,371	65,086
Total general and administrative-related parties	$139,436	$120,914	$223,164	$193,201
* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Local administrative fee (c)	$250	$9,672	$500	$19,343
Total general and administrative-General Partners	250	9,672	500	19,343
Property management fees incurred to affiliates of the Local General Partners (d)	4,200	67,693	11,495	136,374
Total general and administrative-related parties	$4,450	$77,365	$11,995	$155,717
* Reclassified for comparative purposes.

(a)  The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement and Certificate of Limited Partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and Beneficial Assignment Certificates (“BACs”) holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partners amounting to approximately $2,114,000 and $2,090,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively.  Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations.  The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

(d)  Property management fees incurred by subsidiary partnerships amounted to $37,611 and $108,982 and $79,866 and $218,821 for the three and six months ended September 30, 2008 and 2007, respectively.  Of these fees, $37,611 and $100,174 and $79,866 and $201,460 were incurred to affiliates of the subsidiary partnerships, which include $4,200 and $67,693 and $11,495 and $136,374, respectively, of fees relating to discontinued operations.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

e)   Due from Local General Partners and affiliates at September 30, 2008 and March 31, 2008 consists of the following:

	September 30, 2008	March 31, 2008

Operating advances	$284,282	$284,282

NOTE 3 – Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  We elected the deferral option available for one year for non-financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At September 30, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

The Partnership’s financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$4,980,070	$4,980,070	$0	$0	$4,980,070

The financial liabilities measured at fair value using Level 3 inputs at September 30, 2008 were previously reported as using Level 1 inputs.

NOTE 4 – Sale of Properties

The Partnership is currently in the process of disposing of all three of its remaining investments.  As of September 30, 2008, the Partnership’s limited partnership interest in twenty-five Local Partnerships and the property and the related assets and liabilities of fourteen Local Partnerships have been sold.  In addition, as of September 30, 2008, the Partnership has entered into an agreement to sell its limited partnership interest in one of its remaining three Local Partnerships (see Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining three investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On August 8, 2008, the Partnership’s limited partnership interest in Warsaw Elderly Housing, Ltd. (“Warsaw”) was sold to an affiliate of the Local General Partner for a sale price of $10,000.  The Partnership received proceeds of $10,000.  Because Warsaw was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the basis in the property of approximately $9,000 and the $10,000 cash received from the sale.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

On July 26, 2006, the property and the related assets and liabilities of Washington Brooklyn Limited Partnership (“Washington”) were sold to an unaffiliated third party purchaser for a sales price of approximately $160,000 and the assumption of the related mortgage liabilities and certain litigation which was resolved in 2006.  After the repayment of other liabilities and closing costs of approximately $25,000, the Partnership received $134,575 on May 8, 2008.  During the quarter ended June 30, 2006, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (“SFAS No. 144”), the Partnership deemed the building impaired and wrote it down to its fair value which resulted in a loss on impairment of $400,000.  The sale resulted in a loss of approximately $384,000 resulting from the write-off of the partners’ basis in the property of approximately $384,000 at the date of the sale which was recognized during the year ended March 31, 2007.  Adjustments to the loss of approximately $5,000 and $135,000 in gain were recorded during the quarters ended June 30, 2007 and September 30, 2008, resulting in overall loss of approximately $244,000.  The sale also resulted in a non-cash contribution to the Local Partnership from an affiliate of the Local General Partner of approximately $30,000 as a result of the write-off of payables owed by Local Partnership.  The sale resulted in the liquidation of Washington.

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

NOTE 5 – Assets Held for Sale

On December 31, 2007 the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Pine Shadow, Ltd (“Pine Shadow”) to an affiliate of the Local General Partners for a sales price of $1,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The closing is expected to occur by the end of 2008.  No assurance can be given that the sale will actually occur.  As of June 30, 2008, Pine Shadow had property and equipment, at cost, of approximately $2,404,000, accumulated depreciation of approximately $1,192,000 and mortgage debt of approximately $1,600,000.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or under contract to be sold and, therefore, classified as assets held for sale.  Victoria Manor and Ogontz Hall, which were sold during the year ended March 31, 2008, Warsaw, which was sold during the six months ended September 30, 2008 and Pine Shadow, which was classified as an asset held for sale as of September 30, 2008, were all classified as discontinued operations on the accompanying condensed consolidated balance sheets.  Victoria Manor, which was sold during the year ended March 31, 2008 and Pine Shadow, which was classified as an asset held for sale as of March 31, 2008, were all classified as discontinued operations on the accompanying balance sheets.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Consolidated Balance Sheets of Discontinued Operations:

	September 30, 2008	March 31, 2008

Assets
Property and equipment, net of accumulated depreciation of $1,206,138 and $1,195,775, respectively	$1,201,260	$1,211,462
Cash and cash equivalents	50,865	36,080
Cash held in escrow	204,835	209,536
Other assets	22,320	37,349
Total assets	$1,479,280	$1,494,427

Liabilities
Mortgage notes payable	$1,600,016	$1,610,199
Accounts payable and other liabilities	112,935	110,212
Due to local general partners and affiliates	32,239	32,239
Due to general partners and affiliates	1,000	1,000
Minority interest	154,588	154,538
Total liabilities	$1,900,778	$1,908,188

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  Ogontz Hall, which was sold during the year ended March 31, 2008, Warsaw, which was sold during the six months ended September 30, 2008, and Pine Shadow, which was classified as an asset held for sale as of September 30, 2008, were all classified as discontinued operations on the accompanying condensed consolidated statements of operations.  Magnolia Mews and  Cooper Street, which were sold during the six months ended September 30, 2007, Magnolia Mews, Victoria Manor, Vendome, Pecan Creek, Wilson Street, Brittany, Brookwood, Elmwood, Heflin Hills, Hidden Valley, New August, Shadowood, West Hill Square and Windsor, which were sold during the year ended March 31, 2008, and Ogontz Hall, Warsaw and Pine Shadow, in order to present comparable results for the three and six months ended September 30, 2008, were all classified as discontinued operations on the accompanying condensed consolidated statements of operations.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Revenues

Rental income	$53,613	$1,076,542	$133,037	$2,011,035
Other	66,032	132,314	162,118	334,229
(Loss) gain on sale of property	0	(197,159)	134,575	(172,895)
Total revenues	119,645	1,011,697	429,730	2,172,369
Expenses
General and administrative	6,545	223,836	32,483	410,205
General and administrative-related parties (Note 2)	4,450	77,365	11,995	155,717
Repairs and maintenance	13,613	222,266	31,288	446,501
Operating and other	2,569	117,501	9,965	270,156
Real estate taxes	11,091	56,126	22,379	114,772
Insurance	17,500	70,574	27,239	132,797
Interest	70,905	226,404	144,494	520,287
Depreciation and amortization	8,861	316,116	39,885	649,369
Total expenses	135,534	1,310,188	319,728	2,699,804
(Loss) income before minority interest	(15,889)	(298,491)	110,002	(527,435)
Minority interest in loss (income) of subsidiaries from discontinued operations	38,853	(60,511)	68,414	96,044
Net income (loss) from discontinued operations	$22,964	$(359,002)	$178,416	$(431,391)
Net income (loss) – limited partners from discontinued operations	$22,734	$(355,412)	$176,632	$(427,077)
Number of BACs outstanding	72,896	72,896	72,896	72,896
Net income (loss) from discontinued operations per weighted average BAC	$0.31	$(4.87)	$2.42	$(5.86)

Cash Flows from Discontinued Operations:

	Six Months Ended September 30,
	2008	2007*

Net cash provided by (used in) discontinued operating activities	$32,827	$(68,329)
Net cash used in discontinued investing activities	$(134,251)	$(48,626)
Net cash provided by (used in) discontinued financing activities	$43,981	$(154,100)

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

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Other

The Partnership is subject to risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, and due to the fact that the Partnership is in the final stages of liquidating its portfolio, the portfolio is no longer geographically diverse.  The current market conditions could affect the value of the Partnership’s portfolio.  There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners’ equity contribution.  As of September 30, 2008, there was one Local Partnership subsidized by HUD.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contract expires.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way.  Management believes the only impact would be from laws that have not yet been adopted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in forty-two Local Partnerships.  As of September 30, 2008, the Partnership’s limited partnership interest in twenty-five Local Partnerships and the property and the related assets and liabilities of fourteen Local Partnerships have been sold (see Note 4).  In addition, as of September 30, 2008, the Partnership has entered into an agreement to sell its limited partnership interest in one of its remaining three Local Partnerships (see Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining three investments.

Short-Term

The Partnership’s primary sources of funds included:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  During the six months ended September 30, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $2,000 and $67,000, respectively, which have been eliminated in consolidation.  Additionally, during the six months ended September 30, 2008 and 2007, the Partnership received approximately $145,000 and $121,000, respectively, of proceeds and distributions from the sale of investments.

For the six months ended September 30, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $399,000 due to net cash used in operating activities of approximately $498,000 and repayments of mortgage notes of approximately $36,000.  Such outflows exceeded proceeds from sale of investments of approximately $135,000.  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization of approximately $134,000 and gain on sale of properties of approximately $135,000.

Total expenses for the three and six months ended September 30, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative–related parties, totaled $378,900 and $395,964 and $669,435 and $726,761, respectively.

As of September 30, 2008 and March 31, 2008, accounts payable and other liabilities totaled $202,061 and $204,024, respectively, which are comprised of the following amounts:

	September 30, 2008	March 31, 2008

Accounts payable	$115,815	$141,746
Accrued interest payable	49,710	19,710
Security deposits payable	36,536	42,568
Total accounts payable and other liabilities	$202,061	$204,024

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

A working capital reserve of approximately $2,993,000, exclusive of Local Partnerships’ working capital, remained unused at September 30, 2008.  It is used to pay operating expenses of the Partnership, including partnership management fees payable to the General Partners and advances to Local Partnerships if warranted.

Long-Term

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $2,154,000 and $2,126,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively. Without the General Partners’ continued accrual without payment, the Partnership will not be in a position to meet its obligations.  The General Partners have continued allowing the accrual without payment of these amounts, but are under no obligation to continue to do so.

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

Tabular disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2008.

Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  We elected the deferral option available for one year for non-financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At September 30, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

The Partnership’s financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$4,980,070	$4,980,070	$0	$0	$4,980,070

The financial liabilities measured at fair value using Level 3 inputs at September 30, 2008 were previously reported as using Level 1 inputs.

Discontinued Operations

The Partnership is currently in the process of disposing of its investments.  The disposals meet the criteria established for recognition as a discontinued operation under SFAS No. 144.  SFAS No. 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity.  See Note 4 to the condensed consolidated financial statements for a discussion of the sale of properties.  As of September 30, 2008, there was one asset held for sale.  See Note 5 for a discussion of assets held for sale.

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with SFAS No. 144.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on a discounted basis are below depreciated cost.  At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

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

During the six months ended September 30, 2008, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.  Through September 30, 2008, the Partnership has recorded approximately $5,726,000 as a loss on impairment of assets or reduction to estimated fair value.

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

Results of Operations

Three and six months ended September 30, 2008 as compared to the same periods in 2007

The results of operations for the three and six months ended September 30, 2008 and 2007, as discussed below, continued to be in the form of rental income with corresponding expenses divided among operations, depreciation and mortgage interest.  This discussion excludes the results of its discontinued operations (see Item 1, Note 6).

Rental income increased approximately 1% and 3% for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in rental rates at one Local Partnership and an increase in occupancy at a second Local Partnership.

Other income decreased approximately $70,000 and $116,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007.  This fluctuation pertained to a decrease in interest income resulting from the different amounts of cash available for investment due to the receipt of sales proceeds as well as the length of time such cash was invested at the Partnership level.

Total expenses, excluding general and administrative, general and administrative-related parties and repairs and maintenance, remained fairly consistent with a decrease of approximately 4% and 1% for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007.

General and administrative expenses decreased approximately $44,000 for the six months ended September 30, 2008 as compared to the corresponding period in 2007, primarily due to a decrease in legal fees relating to the sale of properties, a decrease in audit fees relating to additional audit procedures in the prior year and a decrease in printing costs at the Partnership level.

General and administrative-related parties expenses increased approximately $19,000 and $30,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in Partnership management fees resulting from lower offsets of administrative fees received from Local Partnerships and an increase in expense reimbursement due to the change in an allocation method used in current year at the Partnership level.

Repairs and maintenance expenses decreased approximately $20,000 and $21,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to a decrease in paving and parking repairs, landscaping, and fence and railing installation at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 8.25% to 8.75% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, as well as in Item 2, the fair value of the mortgage notes payable.  The Partnership does not have any other market sensitive instruments.  There are no material changes to such disclosure or amounts as of September 30, 2008.

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2008.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2008, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management is continuing to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

The Partnership’s Annual Report on Form 10-K did not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended September 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

FREEDOM TAX CREDIT PLUS L.P.

		By:	RELATED FREEDOM ASSOCIATES L.P.
a General Partner

			By:	RELATED FREEDOM ASSOCIATES INC.,
its General Partner

Date:	November 12, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	November 12, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

			By:	FREEDOM GP INC.
a General Partner

Date:	November 12, 2008
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	November 12, 2008
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer