Form 10-Q
period 2008-12-31
FREEDOM TAX CREDIT PLUS LP
filed 2009-02-09
CIK 854926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)

ASSETS

Operating assets
Property and equipment – (at cost, net of accumulated depreciation of $0 and $3,918,503, respectively)	$0	$4,802,660
Cash and cash equivalents	3,000,265	3,548,031
Cash held in escrow	0	603,486
Deferred costs (net of accumulated amortization of $0 and $120,950, respectively)	0	188,159
Due from local general partners and affiliates (Note 2)	27,387	284,282
Other assets (Note 3)	450,000	49,990
Total operating assets	3,477,652	9,476,608
Assets related to discontinued operations (Note 4)
Property and equipment held for sale (net of accumulated depreciation of $0 and $1,195,775, respectively)	0	1,211,462
Other assets related to discontinued operations	56,504	282,965
Total assets related to discontinued operations	56,504	1,494,427
Total assets	$3,534,156	$10,971,035
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Operating liabilities
Mortgage notes payable	$0	$4,507,006
Accounts payable and other liabilities	37,340	204,024
Due to local general partners and affiliates	0	19,081
Due to general partners and affiliates (Note 2)	0	2,166,168
Total operating liabilities	37,340	6,896,279
Liabilities related to discontinued operations (Note 4)
Mortgage notes payable	0	1,610,199
Liabilities related to discontinued operations including minority interest	31,472	297,989
Total liabilities related to discontinued operations	31,472	1,908,188
Total liabilities	68,812	8,804,467
Minority interests	(5,402)	(201,531)
Commitments and contingencies (Note 5)
Partners’ capital (deficit):
Limited partners – 72,896 BACs issued and outstanding	(2,998,163)	(2,059,612)
General partners	6,468,909	4,427,711
Total partners’ capital (deficit)	3,470,746	2,368,099
Total liabilities and partners’ capital (deficit)	$3,534,156	$10,971,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*

Operations:

Revenues
Other (including interest income)	$87,929	$86,322	$65,624	$236,988
Total revenues	87,929	86,322	65,624	236,988
Expenses
General and administrative	54,745	116,069	217,069	330,552
General and administrative-related parties (Note 2)	13,986	108,792	105,960	235,657
Depreciation and amortization	0	89	0	266
Total expenses	68,731	224,950	323,029	566,475
Income (loss) from continuing operations	19,198	(138,628)	(257,405)	(329,487)
Discontinued operations:
(Loss) income from discontinued operations (including minority interest and gain (loss) on sale of properties) (Note 4)	(911,306)	3,727,143	(690,626)	3,305,964
Net (loss) income	$(892,108)	$3,588,515	$(948,031)	$2,976,477
Income (loss) from continuing operations – limited partners	$19,006	$(137,242)	$(254,831)	$(326,192)
(Loss) income from discontinued operations (including minority interest and gain (loss) on sale of properties) – limited partners	(902,193)	3,689,872	(683,720)	3,272,904
Net (loss) income – limited partners	$(883,187)	$3,552,630	$(938,551)	$2,946,712
Number of BACs outstanding	72,896	72,896	72,896	72,896
Income (loss) from continuing operations per weighted average BAC	$0.26	$(1.88)	$(3.50)	$(4.47)
(Loss) income from discontinued operations per weighted average BAC	(12.38)	50.61	(9.38)	44.89
Net (loss) income per weighted average BAC	$(12.12)	$48.73	$(12.88)	$40.42

* Reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ CAPITAL (DEFICIT)
(Unaudited)

	Total	Limited Partners	General Partners

Partners’ capital (deficit) – April 1, 2008	$2,368,099	$(2,059,612)	$4,427,711
Net loss	(948,031)	(938,551)	(9,480)
Contribution – write-off of partnership management fees related to sold properties	2,049,678	0	2,049,678
Contribution – write-off of related party debt	1,000	0	1,000
Partners’ capital (deficit) – December 31, 2008	$3,470,746	$(2,998,163)	$6,468,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(948,031)	$2,976,477
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Gain) loss on sale of properties	(134,575)	172,895
Depreciation and amortization	205,988	1,015,908
Minority interest in loss (gain) of subsidiaries	879,031	(3,880,849)
Increase in cash held in escrow	(166,297)	(200,077)
(Increase) decrease in other assets	(198,756)	357,439
Decrease in accounts payable and other liabilities	(262,594)	(422,348)
Decrease in due to general partners and affiliates	(143,877)	(17,301)
Increase in due to local general partners and affiliates	0	4,465
Net cash (used in) provided by operating activities	(769,111)	6,609
Cash flows from investing activities:
Proceeds from sale of investments	244,575	6,741,767
Costs paid relating to sale of properties	0	(297,349)
Acquisition of property and equipment	0	(174,522)
Net cash provided by investing activities	244,575	6,269,896
Cash flows from financing activities:
Repayments of mortgage notes	(38,724)	(2,042,897)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	0	(625,025)
Net cash used in financing activities	(38,724)	(2,667,922)
Net (decrease) increase in cash and cash equivalents	(563,260)	3,608,583
Cash and cash equivalents at beginning of period	3,584,111	5,901,561
Cash and cash equivalents at end of period*	$3,020,851	$9,510,144
Summarized below are the components of the gain (loss) on sale of properties:
Proceeds from sale of investment – net	$(244,575)	$(6,444,418)
Decrease in property and equipment, net of accumulated depreciation	5,815,144	9,175,941
Increase in capital contribution – General Partner	1,000	40,194
Decrease in cash held in escrow	950,693	1,154,502
Decrease in rents receivable	21,766	265,690
(Increase) decrease in other assets	(192,963)	47,305
Decrease in mortgage notes payable	(6,078,481)	(6,566,439)
Decrease in accounts payable and other liabilities	(14,304)	(335,320)
Decrease in due to general partners and affiliates	(1,000)	(82,694)
Increase (decrease) in due to local general partners and affiliate	264,433	(1,225,094)
Decrease in deferred costs	181,149	39,070
(Decrease) increase in capitalization of consolidated subsidiaries attributable to minority interest	(837,437)	4,104,158
Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of related party debt	$1,000	$0
Contribution from write-off of partnership management fees related to sold properties	2,049,678	0
See Note 4 for cash flows from discontinued operations.

*Cash and cash equivalents, end of period, includes cash and cash equivalents from discontinued operations of $20,586 and $313,267, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements include the accounts of Freedom Tax Credit Plus L.P. (“the Partnership”) and its subsidiary partnerships (“subsidiaries”, “subsidiary partnerships” or “Local Partnerships”) in which the Partnership is a limited partner. Through the rights of the Partnership and/or an affiliate of Related Freedom Associates L.P., a Delaware limited partnership and Freedom GP Inc., a Delaware corporation (each a “General Partner” and collectively, the “General Partners”), which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnership (each a “Local General Partner”), and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the Local Partnerships.  As of December 31, 2008, the Partnership has sold all of its remaining investments (see Note 3).

For financial reporting purposes, the Partnership’s third fiscal quarter ends on December 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  The third quarter for all subsidiaries ends September 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests aggregated approximately $0 and $3,785,000 and $0 and $3,881,000 for the three and nine months ended December 31, 2008 and 2007, respectively, which include approximately $0 and $3,785,000 and $0 and $3,881,000, respectively, related to discontinued operations.  The Partnership’s investment in each subsidiary is generally equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partners of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Partnership as of December 31, 2008, its results of operations for the three and nine months ended December 31, 2008 and 2007 and its cash flows for the nine months ended December 31, 2008 and 2007.  However, the operating results and cash flows for the nine months ended December 31, 2008 may not be indicative of the results for the entire year.

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

NOTE 2 – Related Party Transactions

The costs incurred to related parties from operations for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*

Partnership management fees (a)	$0	$86,750	$0	$138,839
Expense reimbursement (b)	13,986	22,042	105,960	96,818
Total general and administrative-related parties	$13,986	$108,792	$105,960	$235,657
* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2008 and 2007 were as follows:

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*

Local administrative fee (c)	$750	$10,297	$2,500	$30,890
Total general and administrative-General Partners	750	10,297	2,500	30,890
Property management fees incurred to affiliates of the Local General Partners (d)	38,371	83,947	118,237	285,407
Total general and administrative-related parties	$39,121	$94,244	$120,737	$316,297
* Reclassified for comparative purposes.

(a)   The General Partners are entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement and Certificate of Limited Partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partners in their sole discretion based upon their review of the Partnership’s investments.  Unpaid Partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners and Beneficial Assignment Certificates (“BACs”) holders of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  During the quarter ended December 31, 2008, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $2,050,000, resulting in a non-cash General Partner contribution of the same amount.  Partnership management fees owed to the General Partners amounting to approximately $0 and $2,090,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively.

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

(d)   Property management fees incurred by subsidiary partnerships amounted to $38,371 and $92,712 and $118,237 and $311,533 for the three and nine months ended December 31, 2008 and 2007, respectively.  Of these fees, $38,371 and $83,947 and $118,237 and $285,407 were incurred to affiliates of the subsidiary partnerships, all of which related to discontinued operations.

(e)   Due from Local General Partners and affiliates at December 31, 2008 and March 31, 2008 consists of the following:

	December 31, 2008	March 31, 2008

Operating advances	$0	$284,282

NOTE 3 – Sale of Properties

As of December 31, 2008, the Partnership has disposed of all forty-two of its original investments.  During the fourth fiscal quarter ending March 31, 2009, the Partnership will commence the process of winding down its operations.  In accordance with the provisions of the Partnership Agreement, a final cash distribution is expected to be made during calendar year 2009 from available cash less costs incurred to terminate the Partnership.

On December 31, 2008, the Partnership’s limited partnership interest in Flipper Temple Associates, L.P. (“Flipper Temple”) was sold to an affiliate of the Local General Partner for a sales price of $550,000.  The Partnership received proceeds of $100,000, and the remaining $450,000 is to be paid in guaranteed payments through March 1, 2009, which is included in other assets at December 31, 2008.  Because Flipper Temple was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $1,394,000 at the date of sale.  Such distribution flows through minority interest as a result of the write-off of the basis in the property of approximately $1,944,000 and the $550,000 cash and guaranteed payments receivable from the sale.

On October 28, 2008, the Partnership’s limited partnership interest in Pine Shadow, Ltd. (“Pine Shadow”) was sold to an affiliate of the Local General Partner for a sales price of $1,000.  Because Pine Shadow was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $294,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $294,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $1,000 as a result of write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On October 28, 2008, the Partnership’s limited partnership interest in Westbrook Square, L.P. (“Westbrook”) was sold to an affiliate of the Local General Partner for a sales price of $1,000.  Because Westbrook was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $231,000 at the date of sale.  Such contribution flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $231,000.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

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

On December 31, 2007, the Partnership’s limited partnership interest in Brittany Associates, L.P. (“Brittany”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Brittany Manor was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $25,000 at the date of sale.  Such distribution, which was recognized during the fourth quarter ended March 31, 2008,  flows through minority interest as a result of the write-off of the basis in the property of approximately $26,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Brookwood Associates, Ltd. (“Brookwood”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Brookwood Apartments was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $152,000 at the date of sale.  Such contribution, which was recognized during the fourth quarter ended March 31, 2008, flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $151,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Elmwood Associates, L.P. (“Elmwood”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Elmwood Square was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $73,000 at the date of sale.  Such distribution, which was recognized during the fourth quarter ended March 31, 2008, flows through minority interest as a result of the write-off of the basis in the property of approximately $74,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Heflin Hills Apartments, L.P. (“Heflin Hills”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Heflin Hills was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $33,000 at the date of sale.  Such contribution, which was recognized during the fourth quarter ended March 31, 2008, flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $32,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Hidden Valley Apartments, Ltd. (“Hidden Valley”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Hidden Valley was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $128,000 at the date of sale.  Such distribution, which was recognized during the fourth quarter ended March 31, 2008, flows through minority interest as a result of the write-off of the basis in the property of approximately $129,000 and the $1,000 cash received from the sale.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

On December 31, 2007, the Partnership’s limited partnership interest in New Augusta Associates, Ltd. (“New Augusta”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because New Augusta was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $45,000 at the date of sale.  Such distribution, which was recognized during the fourth quarter ended March 31, 2008, flows through minority interest as a result of the write-off of the basis in the property of approximately $46,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Shadowood Apartments, Ltd. (“Shadowood”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Shadowood was sold to a related party of the Local Partnership, the sale resulted in a non-cash distribution from the Local Partnership to the Local General Partner of approximately $6,000 at the date of sale.  Such distribution, which was recognized during the fourth quarter ended March 31, 2008, flows through minority interest as a result of the write-off of the basis in the property of approximately $7,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in West Hill Square Apartments, Ltd. (“West Hill Square”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because West Hill Square was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $6,000 at the date of sale.  Such contribution, which was recognized during the fourth quarter ended March 31, 2008, flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $5,000 and the $1,000 cash received from the sale.

On December 31, 2007, the Partnership’s limited partnership interest in Windsor Place, Ltd. (“Windsor”) was sold to the Local General Partner for a sales price of $1,000.  The Partnership received proceeds of $1,000.  Because Windsor Place was sold to a related party of the Local Partnership, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $28,000 at the date of sale.  Such contribution, which was recognized during the fourth quarter ended March 31, 2008, flows through minority interest as a result of the write-off of the deficit basis in the property of approximately $27,000 and the $1,000 cash received from the sale.

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
December 31, 2008
(Unaudited)

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

NOTE 4 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or under contract to be sold and, therefore, classified as assets held for sale.  Victoria Manor and Ogontz Hall, which were sold during the year ended March 31, 2008, and Warsaw, Westbrook, Pine Shadow and Flipper Temple, which were sold during the nine months ended December 31, 2008, were all classified as discontinued operations on the accompanying condensed consolidated balance sheets.  Victoria Manor, which was sold during the year ended March 31, 2008 and Pine Shadow, which was classified as an asset held for sale as of March 31, 2008, were all classified as discontinued operations on the accompanying balance sheets.

Consolidated Balance Sheets of Discontinued Operations:

	December 31, 2008	March 31, 2008

Assets
Property and equipment, net of accumulated depreciation of $0 and $1,195,775, respectively	$0	$1,211,462
Cash and cash equivalents	20,586	36,080
Cash held in escrow	28,626	209,536
Other assets	7,292	37,349
Total assets	$56,504	$1,494,427

Liabilities
Mortgage notes payable	$0	$1,610,199
Accounts payable and other liabilities	0	110,212
Due to local general partners and affiliates	31,472	32,239
Due to general partners and affiliates	0	1,000
Minority interest	0	154,538
Total liabilities	$31,472	$1,908,188

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  Ogontz Hall and Victoria Manor, which were sold during the year ended March 31, 2008, and Warsaw, Westbrook, Pine Shadow and Flipper Temple, which were sold during the nine months ended December 31, 2008, were all classified as discontinued operations on the accompanying condensed consolidated statements of operations.  Magnolia Mews, Cooper Street, Vendome, Wilson Street, Pecan Creek, Brittany, Brookwood, Elmwood, Heflin Hills, Hidden Valley, New Augusta, Shadowood, West Hill Square and Windsor, which were sold during the nine months ended December 31, 2007, and Ogontz Hall, Warsaw, Pine Shadow, Westbrook and Flipper Temple, in order to present comparable results for the three and nine months ended December 31, 2008, were all classified as discontinued operations on the accompanying condensed consolidated statements of operations.

FREEDOM TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

Condensed Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*

Revenues

Rental income	$720,427	$1,187,712	$1,707,627	$4,030,166
Other	10,982	175,865	186,047	527,394
Gain (loss) on sale of property	0	0	134,575	(172,895)
Total revenues	731,409	1,363,577	2,028,249	4,384,665
Expenses
General and administrative	121,145	167,997	292,216	708,667
General and administrative-related parties (Note 2)	39,121	94,244	120,737	316,297
Repairs and maintenance	143,145	302,344	361,731	956,784
Operating and other	76,532	135,085	173,908	482,765
Real estate taxes	68,146	81,874	143,447	248,440
Insurance	54,074	68,513	122,205	245,866
Interest	121,991	304,796	419,612	985,089
Depreciation and amortization	71,979	266,594	205,988	1,015,642
Total expenses	696,133	1,421,447	1,839,844	4,959,550
Income (loss) before minority interest	35,276	(57,870)	188,405	(574,885)
Minority interest in (income) loss of subsidiaries from discontinued operations	(946,582)	3,785,013	(879,031)	3,880,849
Net (loss) income from discontinued operations	$(911,306)	$3,727,143	$(690,626)	$3,305,964
Net (loss) income – limited partners from discontinued operations	$(902,193)	$3,689,872	$(683,720)	$3,272,904
Number of BACs outstanding	72,896	72,896	72,896	72,896
Net (loss) income from discontinued operations per weighted average BAC	$(12.38)	$50.61	$(9.38)	$44.89

Cash Flows from Discontinued Operations:

	Nine Months Ended December 31,
	2008	2007*

Net cash used in discontinued operating activities	$(1,335,791)	$(1,214,648)
Net cash provided by (used in) discontinued investing activities	$244,397	$(13,610,159)
Net cash provided by discontinued financing activities	$798,713	$14,534,670

*  Reclassified for comparative purposes.

NOTE 5 – Commitments and Contingencies

Other

As of December 31, 2008, the Partnership has disposed of all of its investments in subsidiary partnerships (see Note 3).  During the fourth fiscal quarter ending March 31, 2009, the Partnership will commence the process of winding down its operations.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way.  Management believes the only impact would be from laws that have not yet been adopted.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in forty-two Local Partnerships.  As of December 31, 2008, the Partnership disposed of all of its original investments.  During the fourth fiscal quarter ending March 31, 2009, the Partnership will commence the process of winding down its operations.  In accordance with the provisions of the Partnership Agreement, a final cash distribution is expected to be made during calendar year 2009 from available cash less costs incurred to terminate the Partnership.

Short-Term

The Partnership’s primary sources of funds have included:  (i) working capital reserves, exclusive of Local Partnerships’ working capital; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds, although minimal (other than sales proceeds and sales distributions), are available to meet the obligations of the Partnership.  During the nine months ended December 31, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $2,000 and $68,000, respectively, which have been eliminated in consolidation.  Additionally, during the nine months ended December 31, 2008 and 2007, the Partnership received approximately $256,000 and $3,927,000, respectively, of proceeds and distributions from the sale of investments.

For the nine months ended December 31, 2008, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $563,000 due to net cash used in operating activities of approximately $769,000 and repayments of mortgage notes of approximately $39,000.  Such outflows exceeded proceeds from sale of investments of approximately $245,000.  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization of approximately $206,000 and gain on sale of properties of approximately $135,000.

Total expenses for the three and nine months ended December 31, 2008 and 2007, excluding depreciation and amortization and general and administrative–related parties, totaled $54,745 and $116,069 and $217,069 and $330,552, respectively.

As of December 31, 2008 and March 31, 2008, accounts payable and other liabilities totaled $37,340 and $204,024, respectively, which are comprised of the following amounts:

	December 31, 2008	March 31, 2008

Accounts payable	$37,340	$141,746
Accrued interest payable	0	19,710
Security deposits payable	0	42,568
Total accounts payable and other liabilities	$37,340	$204,024

Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.

Accrued interest payable, which were recorded at March 31, 2008, represented the accrued interest on all mortgage loans, which included primary and secondary loans. Certain secondary loans had provisions such that interest was accrued but not payable until a future date.

Security deposits payable, which were recorded at March 31, 2008, were offset by cash held in security deposits, which were included in “Cash held in escrow” on the financial statements.

A working capital reserve of approximately $2,996,000, exclusive of Local Partnerships’ working capital, remained unused at December 31, 2008.  It is used to pay operating expenses of the Partnership, including partnership management fees payable to the General Partners and advances to Local Partnerships if warranted.

Partnership management fees and expense reimbursements owed to the General Partners amounting to approximately $0 and $2,126,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively.  During the quarter ended December 31, 2008, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $2,050,000, resulting in a non-cash General Partner contribution of the same amount.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will, or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted.  As of December 31, 2008, the Partnership has disposed of all of its investments.

The Partnership fully invested the proceeds of its offering in forty-two local partnerships, all of which were held through the end of their respective Compliance Periods.  The Tax Credit Periods and Compliance Periods for each Local Partnership expired with each Local Partnership having utilized its full Tax Credits without recapture.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
The Partnership disclosed in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  At December 31, 2008, the Partnership has no mortgage notes payable.

Discontinued Operations

As of December 31, 2008, the Partnership had sold all of its remaining investments.  The disposals meet the criteria established for recognition as a discontinued operation under Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 specifically requires that such amounts must differentiate a component of a business comprised of operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity.  See Note 3 to the condensed consolidated financial statements for a discussion of the sale of properties.

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

During the nine months ended December 31, 2008, the Partnership has not recorded any loss on impairment of assets or reduction to estimated fair value.  For the period from inception through December 31, 2008, the Partnership has recorded approximately $5,726,000 as a loss on impairment of assets or reduction to estimated fair value.

At the time management committed to a plan to dispose of the assets, such assets were adjusted to the lower of the carrying amount or fair value less costs to sell. These assets were classified as property and equipment-held for sale and were not depreciated.

Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and as rents become due and charged to tenants’ accounts receivable if not received by the due date.   Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which they are earned. As of December 31, 2008, the Partnership has disposed of all of its remaining assets and no longer will be generating rental income.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income, and other rental related items.

Results of Operations

As of December 31, 2008, the Partnership has sold all of its remaining assets.  Therefore, all operations have been discontinued.  During the fourth fiscal quarter ending March 31, 2009, the Partnership will commence the process of winding down its operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2008, the Partnership does not have any market sensitive instruments.

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

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2008, effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended December 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

FREEDOM TAX CREDIT PLUS L.P.

		By:	RELATED FREEDOM ASSOCIATES L.P.
a General Partner

			By:	RELATED FREEDOM ASSOCIATES INC.,
its General Partner

Date:	February 9, 2009
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	February 9, 2009
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer

		By:	FREEDOM GP INC.
a General Partner

Date:	February 9, 2009
				By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	February 9, 2009
				By:	/s/ Andrew J. Weil
Andrew J. Weil
President, Chief Executive Officer